Form 10-Q
period 2022-03-31
Focus Impact Acquisition Corp.
filed 2022-05-23
CIK 1854480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Focus Impact Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	001-40977	86-2433757
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

250 Park Avenue Ste 911
New York, New York	10177
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 213-0243

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 23, 2022, there were 23,000,000 shares Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FOCUS IMPACT ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	1

	Condensed Statements of Operations for the Three Months Ended March 31, 2022 (unaudited) and for the period from February 23, 2021 (inception) through March 31, 2021	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022 (unaudited) and for the period from February 23, 2021 (inception) through March 31, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 (unaudited) and for the period from February 23, 2021 (inception) through March 31, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Control and Procedures	23

PART II – OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FOCUS IMPACT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets:
Current assets:
Cash	$1,028,912	$1,393,939
Prepaid expenses	489,712	462,845
Total current asset	1,518,624	1,856,784
Prepaid expenses, non-current	249,682	356,689
Investment held in Trust Account	234,616,874	234,603,156
Total assets	$236,385,180	$236,816,629

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$730,100	$656,314
Taxes payable	49,863	170,959
Total current liabilities	779,963	827,273
Warrant liability	6,356,000	11,804,000
Deferred underwriting commissions	8,650,000	8,650,000
Total liabilities	15,785,963	21,281,273

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 23,000,000 shares at redemption value of $10.20 per share	234,600,000	234,600,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, (excluding 23,000,000 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(14,001,358)	(19,065,219)
Total stockholders’ deficit	(14,000,783)	(19,064,644)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$236,385,180	$236,816,629

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2022	For the period from February 23, 2021 (Inception) through March 31, 2021
Formation and operating costs	$403,285	$962
Loss from operations	(403,285)	(962)

Other Income
Change in fair value of warrant liabilities	5,448,000	-
Income from trust account	19,146	-
Total other income	5,467,146	-
Net income (loss)	$5,063,861	$(962)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	23,000,000	-
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.18	$-
Basic and diluted weighted average shares outstanding, common stock	5,750,000	5,000,000
Basic and diluted net loss per share, common stock	$0.18	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class B Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	5,750,000	$575	$-	$(19,065,219)	$(19,064,644)
Net income	-	-	-	5,063,861	5,063,861
Balance as of March 31, 2022 (unaudited)	5,750,000	$575	$-	$(14,001,358)	$(14,000,783)

	Class B Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholder’s Equity
Balance as of February 23, 2021 (inception)	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	(962)	(962)
Balance as of March 31, 2021 (unaudited)	5,750,000	$575	$24,425	$(962)	$24,038

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2022	For the period from February 23, 2021 through March 31, 2021
Cash flows from operating activities:
Net income	$5,063,861	$(962)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(5,448,000)	-
Income from investments held in Trust Account	(19,146)	-
Changes in assets and liabilities:
Prepaid expenses	80,140	-
Accrued offering costs and expenses	73,786	962
Taxes payable	(121,096)	-
Income received from Trust Account	5,428	-
Net cash used in operating activities	(365,027)	-

Net change in cash	(365,027)	-
Cash, beginning of the period	1,393,939	-
Cash, end of the period	$1,028,912	$-

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$-	$25,000
Deferred offering costs included in accrued offerings costs and expenses	$-	$20,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) (as defined below), and since the closing of the IPO, the search for a prospective initial business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the IPO (including the full exercise of the underwriters’ over-allotment option) and the private placement, $234,600,000 has been placed in a trust account (the “Trust Account”), representing the redemption value of the Class A common stock sold in the IPO, at their redemption value of $10.20 per share.

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

The Company’s results of operations and ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and the Company’s ability to complete an initial business combination.

Liquidity, Capital Resources and Going Concern

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had cash of $1,028,912 and $1,393,939, respectively, and no cash equivalents.

Investment Held in Trust Account

Investments held in the Trust Account are held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

Net Income (Loss) Per Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stockholders. Private and public warrants to purchase 22,700,000 Class A common stock at $11.50 per share were issued on November 1, 2021. No warrants were exercised during the three months ended March 31, 2022 and the period from February 9, 2021 (inception) through March 31, 2021. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with (i) the Initial Public Offering, (ii) the exercise of the over-allotment and (iii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common stock for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per common stock as the redemption value approximates fair value.

	For the three months ended March 31, 2022		For the period from February 23, 2021 through March 31, 2021
	Class A	Class B	Class A	Class B
Basic diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$4,051,089	$1,012,772	$-	$(962)
Denominator:
Weighted average shares outstanding	23,000,000	5,750,000	-	5,000,000
Basic and diluted net income (loss) per share, redeemable common stock	$0.18	$0.18	$-	$(0.00)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

	March 31, 2022	December 31, 2021

As of beginning of the period	$234,600,000	$-
Gross proceeds from IPO	-	230,000,000
Less:
Proceeds allocated to Public Warrants	-	(8,395,000)
Class A common stock issuance costs	-	(12,947,813)
Plus:
Remeasurement adjustment of carrying value to redemption value	-	25,942,813
Class A common stock subject to possible redemption	$234,600,000	$234,600,000

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022 and the standard was applied on a full retrospective basis. There was no material impact on the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the IPO. The loan was non-interest bearing, unsecured and due at the earlier of (i) December 31, 2021, (ii) the date on which the Company consummates the IPO, or (iii) the date on the Company determines to not proceed with such IPO. The Company had borrowed $79,991 under the promissory note and fully repaid it on November 4, 2021.  Borrowings under the promissory note are no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Fees

Commencing on the date that the Company’s securities are first listed on the Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

On December 20, 2021, the Company’s Public Warrants began trading on the Nasdaq Stock Market LLC. The Company’s warrant liability at March 31, 2022 and December 31, 2021 for the Public Warrants is based on unadjusted quoted prices in an active market (the NASDAQ Stock Market LLC) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

Substantially all of the Company’s trust assets on the balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$234,616,874	$-	$-
Liabilities
Public Warrants	$3,220,000	$-	$-
Private Warrants	$-	$-	$3,136,000

	December 31, 2021
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$234,603,156	$-	$-
Liabilities
Public Warrants	$5,980,000	$-	$-
Private Warrants	$-	$-	$5,824,000

Measurement

The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement.

The key inputs into the binomial lattice model were as follows at March 31, 2022 and December 31, 2021:

Input	March 31, 2022	December 31, 2021
Risk-free interest rate	2.40%	1.33%
Expected term to initial Business Combination (years)	0.59	0.84
Expected volatility	3.9%	8.6%
Common stock price	$9.88	$9.87
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s warrants classified as Level 3:

Fair value at December 31, 2021 – private warrants	$5,824,000
Change in fair value	(2,688,000)
Fair Value at March 31, 2022 – private warrants	$3,136,000

Note 8 - Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 23,000,000 shares subject to possible redemption

Class B Common Stock

The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

Note 9 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Liquidity, Capital Resources and Going Concern

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

Our results of operations and ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Results of Operations

As of March 31, 2022, we had not commenced any operations. All activity for the period from February 23, 2021 (inception) through March 31, 2022 relates to our formation and the Initial Public Offering, and since the closing of the IPO, the search for a prospective initial Business Combination.. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $5,063,861 resulting from $5,448,000 in change in fair value of warrants and $19,146 in interest income partially offset by $403,285 in operating costs.

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

Critical Accounting Policies

Offering Costs associated with the Initial Public Offering

We comply with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering costs will be allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed and presented as non-operating expenses in the statement of operations and offering costs associated with the Class A common stock were charged to temporary equity. Offering costs amounted to $13,457,525 consisting of $4,000,000 of underwriting commissions, $8,650,000 of deferred underwriting commissions, and $807,525 of other offering costs. Of the offering costs, $509,712 was included within the statement of operations and $12,947,813 was included in temporary equity.

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

Net Income (Loss) Per Common Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter. At March 31, 2022 and March 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on April 1, 2022.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of May, 2022.

FOCUS IMPACT ACQUISITION CORP.

/s/ Carl Stanton
Name: Carl Stanton
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Ernest Lyles
Name: Ernest Lyles
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)