Form 10-Q
period 2022-09-30
Focus Impact Acquisition Corp.
filed 2022-11-14
CIK 1854480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 23,000,000 shares Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FOCUS IMPACT ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from February 23, 2021 (Inception) Through September 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from February 23, 2021 (Inception) Through September 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from February 23, 2021 (Inception) Through September 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Control and Procedures	23

PART II – OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FOCUS IMPACT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets:
Current assets:
Cash	$949,402	$1,393,939
Prepaid expenses	469,874	462,845
Total current asset	1,419,276	1,856,784

Prepaid expenses, non-current	32,101	356,689
Investment held in Trust Account	235,702,723	234,603,156
Total assets	$237,154,100	$236,816,629

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$804,684	$656,314
Franchise taxes payable	8,549	170,959
Income taxes payable	230,387	-
Total current liabilities	1,043,620	827,273

Warrant liability	2,043,000	11,804,000
Marketing agreement	150,000	-
Deferred underwriting commissions	8,650,000	8,650,000
Total liabilities	11,886,620	21,281,273

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 23,000,000 shares at redemption value	235,634,747	234,600,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, (excluding 23,000,000 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(10,367,842)	(19,065,219)
Total stockholders’ deficit	(10,367,267)	(19,064,644)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$237,154,100	$236,816,629

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from February 23, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
Formation and operating costs	$306,223	$-	$1,063,554	$962
Marketing service fee	-	-	150,000	-
Loss from operations	(306,223)	-	(1,213,554)	(962)

Other Income
Change in fair value of warrant liabilities	1,362,000	-	9,761,000	-
Operating account interest income	2,481	-	2,906	-
Income from trust account	1,059,933	-	1,412,159	-
Total other income	2,424,414	-	11,176,065	-

Income (Loss) before provision for income taxes	2,118,191	-	9,962,511	(962)
Provision for income taxes	(212,593)	-	(230,387)	-
Net income (loss)	$1,905,598	$-	$9,732,124	$(962)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	23,000,000	-	23,000,000	-
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.07	$-	$0.34	$-
Basic and diluted weighted average shares outstanding, common stock	5,750,000	5,000,000	5,750,000	5,000,000
Basic and diluted net income (loss) per share, common stock	$0.07	$(0.00)	$0.34	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2022	5,750,000	$575	$-	$(19,065,219)	$(19,064,644)
Net income	-	-	-	5,063,861	5,063,861
Balance as of March 31, 2022 (unaudited)	5,750,000	$575	$-	$(14,001,358)	$(14,000,783)
Accretion for Class A common stock to redemption amount	-	-	-	(63,360)	(63,360)
Net income	-	-	-	2,762,665	2,762,665
Balance as of June 30, 2022 (unaudited)	5,750,000	$575	$-	$(11,302,053)	$(11,301,478)
Accretion for Class A common stock to redemption amount	-	-	-	(971,387)	(971,387)
Net income	-	-	-	1,905,598	1,905,598
Balance as of September 30, 2022 (unaudited)	5,750,000	$575	$-	$(10,367,842)	$(10,367,267)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholder’s Equity
Balance as of February 23, 2021 (inception)	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	(962)	(962)
Balance as of March 31, 2021 (unaudited)	5,750,000	575	24,425	(962)	24,038
Net income	-	-	-	-	-
Balance as of June 30, 2021 (unaudited)	5,750,000	$575	$24,425	$(962)	$24,038
Net income	-	-	-	-	-
Balance as of September 30, 2021 (unaudited)	5,750,000	$575	$24,425	$(962)	$24,038

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period From February 23, 2021 (Inception) Through September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$9,732,124	$(962)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of warrant liability	(9,761,000)	-
Income from investments held in Trust Account	(1,412,159)	-
Changes in assets and liabilities:
Prepaid expenses	317,559	-
Accrued offering costs and expenses	148,370	962
Franchise tax payable	230,387	-
Marketing service fee	150,000	-
Income taxes payable	(162,410)	-
Net cash used in operating activities	(757,129)	-

Cash flows from investing activities:
Proceeds from Trust Account	312,592	-
Net cash provided by investing activities	312,592	-

Net change in cash	(444,537)	-
Cash, beginning of the period	1,393,939	-
Cash, end of the period	$949,402	$-

Supplemental disclosure of cash flow information:
Accretion for Class A common stock to redemption amount	$1,034,747	$-
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$-	$25,000
Deferred offering costs paid by Sponsor under the promissory note	$-	$74,991
Deferred offering costs included in accrued offerings costs and expenses	$-	$417,411

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) (as defined below), and since the closing of the IPO, the search for a prospective initial business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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
Consideration of Inflation Reduction Act Excise Tax
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had cash of $949,402 and $1,393,939, respectively, and no cash equivalents.

Investment Held in Trust Account

Investments held in the Trust Account are held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

Net Income (Loss) Per Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stockholders. Private and public warrants to purchase 22,700,000 Class A common stock at $11.50 per share were issued on November 1, 2021. No warrants were exercised during the three and nine months ended September 30, 2022, three months ended September 30, 2021 and the period from February 23, 2021 (inception) through September 30, 2021. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with (i) the Initial Public Offering, (ii) the exercise of the over-allotment and (iii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per common stock as the redemption value approximates fair value.

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income	$1,524,478	$381,120	$-	$-
Denominator:
Weighted average shares outstanding	23,000,000	5,750,000	-	5,000,000
Basic and diluted net income per share, redeemable common stock	$0.07	$0.07	$-	$0.00

	For the Nine Months Ended September 30,		For the Period from February 23, 2021 (Inception) Through September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$7,785,699	$1,946,425	$-	$(962)
Denominator:
Weighted average shares outstanding	23,000,000	5,750,000	-	5,000,000
Basic and diluted net income (loss) per share, redeemable common stock	$0.34	$0.34	$-	$(0.00)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 10.04% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.31% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year.  The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

The Company is taking the position that the deferred tax asset related to the unutilized net operating loss (“NOL”) should still be fully reserved. While interest rates have increased, the actual amount of interest income for tax purposes may differ significantly due to the timing of treasuries purchased, whether the Company invests in treasuries or potential unrealized interest income based on maturity. Additionally, the NOL utilization is limited to 80% so the approach and estimate used in the interim period is conservative in nature while reviewing the pertinent facts unique to the Company’s income tax situation.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

	September 30, 2022	December 31, 2021

As of beginning of the period	$234,600,000	$-
Gross proceeds from IPO	-	230,000,000
Less:
Proceeds allocated to Public Warrants	-	(8,395,000)
Class A common stock issuance costs	-	(12,947,813)
Plus:
Remeasurement adjustment of carrying value to redemption value	1,034,747	25,942,813
Class A common stock subject to possible redemption	$235,634,747	$234,600,000

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

Underwriter Agreement

On November 1, 2021, the Company paid a cash underwriting commission of $4,000,000 or approximately $0.17 per Unit, including the over-allotment option.

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

The Company’s warrant liability for the Private Placement Warrants is based on valuation models utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The inputs used to determine the fair value of the Private Warrant liability, is classified within Level 3 of the fair value hierarchy.

On December 20, 2021, the Company’s Public Warrants began trading on the Nasdaq Stock Market LLC (“NASDAQ”). The Company’s warrant liability at December 31, 2021 for the Public Warrants was based on unadjusted quoted prices in an active market (NASDAQ) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. The Company’s warrant liability as of September 30, 2022 for the public warrants is based on quoted prices in markets that are not active for identical or similar assets (NASDAQ) or liabilities that the Company has the ability to access. The fair value of the public warrant liability is classified within Level 2 of the fair value hierarchy. On September 30, 2022 there was no activity for the Company’s public warrants on NASDAQ. As such, valuation for the public warrants was based on the NASDAQ closing price as of September 29, 2022.

Substantially all of the Company’s trust assets on the balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$235,702,723	$-	$-
Liabilities
Public Warrants	$-	$1,035,000	$-
Private Warrants	$-	$-	$1,008,000

	December 31, 2021
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$234,603,156	$-	$-
Liabilities
Public Warrants	$5,980,000	$-	$-
Private Warrants	$-	$-	$5,824,000

Measurement

The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement.

The key inputs into the binomial lattice model were as follows at September 30, 2022 and December 31, 2021:

Input	September 30, 2022	December 31, 2021
Risk-free interest rate	4%	1.33%
Expected term to initial Business Combination (years)	0.5	0.84
Expected volatility	de minimis %	8.6%
Common stock price	$10.02	$9.87
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s warrants classified as Level 3:

Fair value at December 31, 2021 – private warrants	$5,824,000
Change in fair value	(2,688,000)
Fair Value at March 31, 2022 – private warrants	3,136,000
Change in fair value	(1,456,000)
Fair Value at June 30, 2022 – private warrants	1,680,000
Change in fair value	(672,000)
Fair Value at September 30, 2022 – private warrants	$1,008,000

Note 8 - Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 23,000,000 shares subject to possible redemption

Class B Common Stock

The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common stock. At September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

Inflation Reduction Act of 2022 (the “IR Act”)

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Results of Operations

As of September 30, 2022, we have not commenced any operations. All activity for the period from February 23, 2021 (inception) through September 30, 2022 relates to our formation and the Initial Public Offering, and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $1,905,598 resulting from $1,362,000 in change in fair value of warrants, interest income from operating account of $2,481 and $1,059,933 in trust earnings partially offset by $212,593 in provision for income taxes and $306,223 in operating costs.

For the nine months ended September 30, 2022, we had net income of $9,732,124 resulting from $9,761,000 in change in fair value of warrants, interest income from operating account of $2,906 and $1,412,159 in trust earnings partially offset by $230,387 in provision for income taxes and $1,213,554 in operating costs.

For the three months ended September 30, 2021, we had net income of $0.

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

Underwriter Agreement

On November 1, 2021, we paid a cash underwriting commission of $4,000,000 or approximately $0.17 per Unit, including the over-allotment option.

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

Net Income (Loss) Per Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter. At September 30, 2022 and September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted income (loss) per common stock is the same as basic income (loss) per common stock for the period presented.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our common stock.

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other measures, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. The excise tax is imposed on the repurchasing corporation and the amount of the excise tax is generally 1% of the fair market value of the stock repurchased. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any such redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iv) the content of regulations and other guidance from the Treasury. The foregoing could cause a reduction in the cash available to complete a Business Combination and may adversely affect our ability to complete a Business Combination.  Furthermore, whether and to what extent we would be subject to the excise tax and the mechanics for payment of any excise tax in connection with a liquidating distribution in the event we fail to complete a Business Combination within 18 months of the closing of the Company’s IPO is unclear.  Such liquidating distribution would be paid to the holders of Company’s public shares in accordance with the terms of the amended and restated certificate of incorporation from funds lawfully available, which may impact the amount of cash received with respect to the Company’s public shares if funds are not lawfully available or if third parties bring claims against us not otherwise covered by the Sponsor’s indemnification obligations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November, 2022.

FOCUS IMPACT ACQUISITION CORP.

/s/ Carl Stanton
Name:	Carl Stanton
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ernest Lyles
Name:	Ernest Lyles
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)