Form 10-K
period 2022-12-31
Focus Impact Acquisition Corp.
filed 2023-04-06
CIK 1854480

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal period ended December 31, 2022

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

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Copies of all communications, including communications sent to agent for service, should be sent to:

Approximate date of commencement of proposed sale to the public:  As soon as practicable after this Registration Statement becomes effective.

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2022, computed by reference to the closing price for the Class A common stock on such date, as reported on the Nasdaq Stock Market LLC, was approximately $228,390,000.

As of March 31, 2023 23,000,000 shares of Class A common stock, par value $0.0001, and 5,750,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES	86

ITEM 16.	FORM 10-K SUMMARY	89

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

SUMMARY OF RISK FACTORS

We are a newly formed company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. Our initial public offering was not conducted in compliance with Rule 419 promulgated under the Securities Act. Accordingly, you will not be entitled to protections normally afforded to investors in Rule 419 blank check offerings. For additional information concerning how Rule 419 blank check offerings differ from our initial public offering, please see the section of this Report entitled “Business - Comparison of Our Initial Public Offering to Those of Blank Check Companies Subject to Rule 419.” You should carefully consider these and the other risks set forth in the section of this Report entitled “Risk Factors.”

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

We also believe there are a large number of potential Social-Forward Companies. To narrow our search, we plan to focus on high-growth businesses in the education technology (EdTech), technology-enabled manufacturing and services, financial technology (FinTech) and healthcare technology (Health Tech) sectors, as well as on compelling companies in these or other sectors led by, founded by or serving BIPOC or women. As we discuss in more detail below, our four target sectors had an estimated combined global market size, measured by revenues, of approximately $688 billion at the time of our initial public offering, and the universe of BIPOC- and women-led or focused businesses expands our target pool further. Within this universe, we will identify companies well-positioned to generate financial and social value when provided access to public markets, support from our leadership and our strategic partners and networks.

We believe that many companies in our four target sectors are either providing or capable of providing greater access for disadvantaged populations to essential services and opportunities in education, health and professional development. Further, we believe that BIPOC and women-led or focused businesses have been disadvantaged in terms of access to capital and therefore undervalued by markets. We believe elevating talented BIPOC and women executives into the public markets would contribute to reducing inequality by further improving the visibility of under-represented leaders. We believe that responsibly delivering capital to these sectors-and to BIPOC and women leaders-can be socially beneficial in and of itself.

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

There is a growing body of evidence that companies with a strong social profile-that is, those with a commitment to the “S” in ESG-outperform those with a weak social profile. For example, data provider MSCI has found that, over a 13-year back-tested period, top quintile “S” companies in the MSCI World Index outperformed bottom quintile companies in terms of both return and risk-adjusted return. Non-profit organization JUST Capital has found that, for the calendar year 2021, the cumulative return of Russell 1000 companies in the top quintile when scored for workforce investment and training outperformed the broader Russell 1000 by over 5%. Our team members have each in her/his own context directly observed the organizational performance benefits of a social impact orientation, whether expressed in the social purpose of a business, contributions to a community, diversity and inclusion or other ways.

Recent years have seen a surge in attention to Environmental, Social and Governance factors as indicators of risk, opportunity and long-term, sustainable value. According to the latest Global Sustainable Investment Alliance Review in 2020, the pool of assets seeking ESG-aligned strategies that year topped $35 trillion, and we believe this number to have grown since then. Many companies are also aligning around the UN SDG framework for measuring and reporting their sustainability impacts and contributions. Per the 2020 UN Global Compact Progress Report, of the 615 companies surveyed, 84% reported taking specific action to advance the SDGs, and only 39% of companies believed their own targets were sufficiently ambitious. In the finance community, firms with assets under management of over $121 trillion had signed the UN Principles for Responsible Investment as of December 2022.

While the ESG concept is gaining traction, the attention has not been equally distributed across the E, S and G factors nor across the SDGs. A 2017 study by the New York University Stern Center for Business and Human Rights found that the “S” factors in ESG frameworks were either too vague or too limited to provide insight into corporate performance. In a 2021 BNP Paribas survey, 51% of the 356 respondents indicated that the “S” component was the most difficult element to incorporate into their investment analysis. However, COVID-19 has put into sharp focus the importance of social factors generally and unequal access to healthcare and technology among different groups in the United States in particular. We assert that the pandemic has set back our country’s progress with regard to SDGs Three, Four, Eight and Ten.

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

EdTech. According to industry data, global revenues for education technology are projected to grow to over $400 billion by 2025. Growth in the sector accelerated through the COVID-19 pandemic as schools, universities and training centers reverted to remote learning, and we do not believe the world will return to the same degree of in-person instruction post-COVID. We view EdTech as being essential to providing educational and up-skilling opportunities for life-long learners regardless of where they are located. The U.S. accounted for 31% of global VC spending in the education sector from 2010 to the first half of 2020.

Tech-Enabled Manufacturing and Services. According to industry data, global revenues for the tech-enabled manufacturing sector are projected to reach $385 billion by 2025. Real-time operational optimization, robotics, robust data analytics, enhanced safety, processes in automated communication with each other and the software to manage these new networks are driving change in the workplace. While we expect that these trends will to some extent inevitably lead to the replacement of labor with capital, these changes also have the potential to improve the nature of work and introduce new types of professions.

FinTech. FinTech start-ups and growth-stage companies are disrupting the delivery and operations of financial services. In our view, such disruptive companies could not only improve the provision of financial services to existing customers but also meaningfully expand access to financial services to previously underserved groups-including BIPOC and women. We believe that traditional financial firms are foregoing a substantial market opportunity by failing to adequately provide services to BIPOC and women customers. We believe that the value of these markets will accrue to the FinTech firms expanding access to services through innovation.

Health Tech. The integration of application software, distributed connectivity, artificial intelligence, wearables, and personalization insights into the healthcare system is reshaping the healthcare sector. According to industry data, the healthcare technology sector is estimated to have generated $96.5 billion of global revenue in 2020, with North America accounting for almost 40% of this value. A 2020 McKinsey & Company report predicted that the sustained expansion of telehealth in the post-COVID period could shift $250 billion of U.S. healthcare expenditures to virtual or near-virtual care in the near future, which would equate to 20% of total 2020 office, outpatient, and home health spending. We believe that this has the potential to greatly expand access to health services and that other components of the Health Tech vertical could be equally revolutionary.

Led by, Founded by or Serving BIPOC and Women. We know that BIPOC- and women-led or focused businesses suffer from disadvantaged access to capital. In 2020, the share of venture capital flowing to women-founded companies fell from 2.8% in 2019 to 2.3%, per Crunchbase data. The World Economic Form similarly reported that, investments in Black founded startups plummeted by 45% in 2022 while, the share of venture capital funding Black women was only 0.34% of all total venture capital spent in the US.  It is our conviction that BIPOC- and women-led or focused businesses are being under-financed and under-valued, and we might choose to provide capital to a compelling business outside of our four core sectors as long as it otherwise meets our investment criteria.

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

Our Team

The management team consists of Carl Stanton (CEO), Ernest Lyles (CFO) and Wray Thorn (CIO). Our board of directors includes Howard Sanders (Lead Director),Troy Carter (Independent Director),  Dawanna Williams (Independent Director) and Dia Simms (Independent Director).

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

Ernest D. Lyles II, CFO. Ernest Lyles is the CEO of The HiGro Group, a mission driven private equity firm focused on buyout investing in the lower middle market, which he founded in 2016. As CEO, Ernest oversees all aspects of the firm including investment activities, growth initiatives and talent management. Additionally, he serves as a board observer of EMSAR and lead director of DRS Imaging Services, two HiGro portfolio companies. Prior to founding The HiGro Group, Ernest spent a decade as an investment banker with UBS Investment Bank where his tenure included advising the world’s most notable corporations and private equity firms. As the head of technology and business services at UBS Investment Bank, Ernest became the most senior African-American investment banker within the firm’s industry coverage groups.

Ernest serves as a director on the boards of the Citizens Committee for New York, Scan / Harbor and Manhattan Country School. Ernest also is a member of the New York Economic Club and Founder of the UTULIVU Group, a mission driven non-profit focused on the continuity of holistic achievement by high performing Black men. Ernest attended The Howard University School of Law in Washington DC and Shepherd University in West Virginia.

Howard L. Sanders, Lead Director. Howard Sanders is the managing member of Auldbrass Partners, a growth-focused private equity firm investing primarily in secondaries transactions, which he founded in 2011. Howard heads Auldbrass Partners’ transactional sourcing, deal execution, investment strategy and business development. He has led successful Auldbrass Partners investments in SaaS (Software as a Service), PaaS (Platform as a Service), Tech-enabled manufacturing and services, Healthcare and EdTech companies. Before founding Auldbrass Partners, Howard was a managing director at Citigroup where he was responsible for managing and directing Citi Holdings’ proprietary investments in private equity, hedge funds and real estate. Prior to Citi, Howard was a vice president in mergers and acquisitions for Deutsche Bank (a successor to James D. Wolfensohn and Co.). He also previously served as an adjunct professor at Columbia Business School.

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

Prior to founding Clear Heights Capital, Wray was Managing Director and Chief Investment Officer-Private Investments at Two Sigma Investments. Wray architected and led the firm’s private equity (Sightway Capital), venture capital (Two Sigma Ventures) and impact (Two Sigma Impact) investment businesses as Chief Executive and Chief Investment Officer of TSPI, LP and Chair & Venture Partner of TSV. During his 9-year tenure, Wray grew the private investment businesses to nearly $4 billion in AUM and 90 team members, with the dual objectives of building differentiated direct private investment businesses that capitalized on Two Sigma’s capabilities in data science and technology through which a portion of the firm’s proprietary capital could be invested alongside external investor capital.

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

Dawanna serves on the board of directors of the Apollo Theater, Compass Inc. and ACRES Commercial Realty Corp. Dawanna earned an A.B. from Smith College in economics and government, a master of public administration from Harvard University Kennedy School of Government, and a doctor of jurisprudence from the University of Maryland School of Law.

Dia Simms, Independent Director. Dia is the Chief Executive Officer of Lobos 1707 Tequila & Mezcal, where she has served since August 2020. Dia leads Lobos 1707 alongside Founder and Chief Creative Officer Diego Osorio with early backing by sports and cultural icon, LeBron James. Dia is also a member of the board of directors of Tilt Holdings Inc. (NEO: TILT), where she has served since August 2020. Dia spent almost fifteen years working alongside Sean “Diddy” Combs at Combs Enterprises. In 2017, Dia was named President of Combs Enterprises, making her the first president in the company’s thirty-year history other than Sean Combs himself. In her role as President, she oversaw multi-billion-dollar brands under the Combs empire, including CÎROC Ultra-Premium Vodka, Blue Flame Agency, AQUAhydrate, Bad Boy Entertainment, Sean John and Revolt TV. Of note, Dia led the transformation of CÎROC Ultra-Premium Vodka taking the previously unprofitable brand to a $2 billion retail value.

Dia holds a B.S. degree in Psychology from Morgan State University and a Master’s degree in Management from the Florida Institute of Technology.

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

With respect to the above, past performance of our management team, Auldbrass Partners, members of our advisory board or their respective affiliates is not a guarantee of either (i) success with respect to a business combination that may be consummated or (ii) the ability to successfully identify and execute a transaction. You should not rely on the historical record of our management team, Auldbrass Partners, members of our advisory board and their respective affiliates as indicative of future performance. See “Risk Factors - Past performance by our management team, Auldbrass Partners, members of our advisory board and their respective affiliates may not be indicative of future performance of an investment in us.” Our management has no prior experience in operating blank check companies or special purpose acquisition companies. For a list of our executive officers and entities for which a conflict of interest may or does exist between such officers and the company, please refer to “Management - Conflicts of Interest.”

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

Extension of Combination Period

On April 5, 2023, we filed a definitive proxy statement with the SEC (the “Proxy Statement”) relating to an extraordinary meeting of shareholders (the “Extension Meeting”) at which we will propose to extend to amend our amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date (the “Termination Date”) by which we have to consummate a business combination from May 1, 2023 (the “Original Termination Date”) to August 1, 2023 (the “Articles Extension Date”) and to allow us, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until May 1, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of our initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”).

As disclosed in the Proxy Statement, relating to the extraordinary general meeting of shareholders (the “Extension Meeting”), the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to us as a loan, within five (5) business days of the date of the Extension Meeting, of the lesser of (a) an aggregate of $487,500 or (b) $0.0975 per share that is not redeemed in connection with the Extension Meeting, to be deposited into the trust account established in connection with our initial public offering. In addition, in the event we do not consummate an initial business combination by the Articles Extension Date, the Lender will contribute to us as a loan up to the lesser of (a) $1,462,500 or (b) $0.2925 per each share that is not redeemed in connection with the Extension Meeting in nine equal installments to be deposited into the Trust Account for each of nine one-month extensions following the Articles Extension Date.

The Extension Meeting will be held on April 24, 2023.

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

Auldbrass Partners is an indirect investor in our sponsor. In addition, Howard Sanders,  our lead director, is currently affiliated with Auldbrass Partners as a Founding Partner and a Managing Director in its advisory business.

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

Our sponsor, investors in our sponsor, our directors and officers and members of our advisory board are, or may in the future become, affiliated with entities that are engaged in a similar business. Our sponsor, investors in our sponsor, our directors and officers and members of our advisory board are also not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination. In addition, our officers and directors (including our advisory board members), in their other endeavors (including any affiliation or relationship they may have with Auldbrass Partners), may choose or be required to present potential business combinations to Auldbrass Partners or to third parties, before they present such opportunities to us. As a result, if any of our officers, directors or members of the advisory board becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and it is an opportunity that we are able to complete on a reasonable basis. Our directors and officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Risk Factors”, including those entitled “Potential conflicts of interest with other businesses of Auldbrass Partners or other businesses with which our officers, directors or members of the advisory board may have fiduciary or contractual obligations could negatively impact the performance of an investment in us”, “Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented” and “Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.” See also the section entitled “Directors, Executive Officers, and Corporate Governance - Conflicts of Interest.”

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

Information regarding performance by, or business associated with, our management team, Auldbrass Partners, members of our advisory board or their respective affiliates is presented for informational purposes only. Past experience or performance of our management team, Auldbrass Partners, members of our advisory board or their respective affiliates or related entities is not a guarantee of either (1) our ability to successfully identify and execute a transaction or (2) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team. Auldbrass Partners, members of our advisory board or their respective affiliates or related entities or any investment’s performance as indicative of the future performance of any investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Auldbrass Partners. See “Risk Factors - Past performance by our management team, Auldbrass Partners, members of our advisory board and their respective affiliates may not be indicative of future performance of an investment in us.”

Our sponsor is Focus Impact Sponsor, LLC, a Delaware limited liability company. Our sponsor currently owns shares of 5,750,000 Class B common stock and 11,200,000 private placement warrants. Our sponsor is governed by a five-member board of managers which has voting and dipositive power over the Class B common stock and private placement warrants held by our sponsor. Our sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that our sponsor’s involvement in the business combination would be a “covered transaction” (as defined in 31 CFR 800.213). However, it is possible that non-U.S. persons could be involved in our business combination, which may increase the risk that our business combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If our business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with a business combination without notifying CFIUS and risk CFIUS intervention, before or after closing a business combination. CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a business combination post-closing.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our business combination. If we cannot complete a business combination by May 1, 2023 because the transaction is still under review or because our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive approximately $10.00 per public share or less in certain circumstances, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

As more fully discussed in the section of this Report entitled “Management - Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors described above “- Stockholders May Not Have the Ability to Approve Our Initial Business Combination,” such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

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

Our sponsor officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 18 months from the closing of our initial public offering. However, if our initial stockholders acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 18 months from the closing of our initial public offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination within 18 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We will be required to evaluate our internal controls over financial reporting procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control over financial reporting procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls over financial reporting. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Auldbrass Partners is an indirect investor in our sponsor. In addition, Howard Sanders, our lead director, is currently affiliated with Auldbrass Partners as a Founding Partner and a Managing Director in its advisory business.

Auldbrass Partners manages or advises (and intends to manage and advise in the future) several investment programs. Funds managed by Auldbrass Partners may compete with us for acquisition opportunities. If these funds decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Auldbrass Partners may be suitable for both us and for a current or future Auldbrass Partners fund or investee company and may be directed to such entity rather than to us. Auldbrass Partners, our management team and members of our advisory board do not have any obligation to present us with any opportunity for a potential business combination of which they become aware. See Item 1A. “Risk Factors”, including Item 1A. “Risk Factors-Potential conflicts of interest with other businesses of Auldbrass Partners or other businesses with which our officers, directors or members of the advisory board may have fiduciary or contractual obligations could negatively impact the performance of an investment in us.”

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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under Item 13. “Certain Relationships and Related Transactions, and Director Independence.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in Item 1. “Business - Selection of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors.

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

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 18 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate until May 1, 2023, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate until May 1, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $1,900,000 (as of December 31, 2022) will be available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Proposed Rules”) that would, among other items, impose additional disclosure requirements in initial public offerings by special purpose acquisition companies and business combination transactions involving special purpose acquisition companies and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

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

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of our initial public offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with our initial public offering. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

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

As of December 31, 2022, there was one holder of record for our Units, two holders of record for our shares of Class A common stock, one holder of our shares of Class B common stock and two holders of our warrants.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Liquidity, Capital Resources and Going Concern

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which we have available following the completion of the IPO may not enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement. Based on the foregoing, management believes that we may not have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, working capital deficiency and subsequent dissolution, should we be unable to complete a Business Combination, raises substantial doubt about our ability to continue as a going concern. We have until May 1, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 1, 2023.

Extension of Combination Period

On April 5, 2023, we filed a definitive proxy statement with the SEC (the “Proxy Statement”) relating to an extraordinary meeting of shareholders (the “Extension Meeting”) at which we will propose to extend to amend our amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date (the “Termination Date”) by which we have to consummate a business combination from May 1, 2023 (the “Original Termination Date”) to August 1, 2023 (the “Articles Extension Date”) and to allow us, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until May 1, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of our initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”).

As disclosed in the Proxy Statement, relating to the extraordinary general meeting of shareholders (the “Extension Meeting”), the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to us as a loan, within five (5) business days of the date of the Extension Meeting, of the lesser of (a) an aggregate of $487,500 or (b) $0.0975 per share that is not redeemed in connection with the Extension Meeting, to be deposited into the trust account established in connection with our initial public offering. In addition, in the event we do not consummate an initial business combination by the Articles Extension Date, the Lender will contribute to us as a loan up to the lesser of (a) $1,462,500 or (b) $0.2925 per each share that is not redeemed in connection with the Extension Meeting in nine equal installments to be deposited into the Trust Account for each of nine one-month extensions following the Articles Extension Date.

The Extension Meeting will be held on April 24, 2023.

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

Results of Operations

As of December 31, 2022, we have not commenced any operations. All activity for the period from February 23, 2021 (inception) through December 31, 2022 relates to our formation and the Initial Public Offering, and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $11,635,200 resulting from the change in fair value of warrants of $10,669,000, interest income from operating account of $7,413 and trust earnings of $3,433,975, partially offset by provision for income taxes of $645,442 and operating costs of $1,829,746.

For the period from February 23, 2021 (inception) through December 31, 2021, we had net income of $3,829,169 resulting from the change in fair value of warrants of $4,767,000 and trust earnings of $3,156, partially offset by warrant transaction costs of $509,712 and operating costs of $431,275.

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

Net Income Per Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter. At December 31, 2022 and 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted income per common stock is the same as basic income per common stock for the period presented.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Carl Stanton	54	Chief Executive Officer
Ernest Lyles	43	Chief Financial Officer
Wray Thorn	51	Chief Investment Officer
Howard Sanders	56	Lead Director
Troy Carter	49	Director
Dawanna Williams	54	Director
Dia Simms	47	Director

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

Ernest D. Lyles II, CFO. Ernest Lyles is the CEO of The HiGro Group, a mission driven private equity firm focused on buyout investing in the lower middle market, which he founded in 2016. As CEO, Ernest oversees all aspects of the firm including investment activities, growth initiatives and talent management. Additionally, he serves as a board observer of EMSAR and lead director of DRS Imaging Services, two HiGro portfolio companies. Prior to founding The HiGro Group, Ernest spent a decade as an investment banker with UBS Investment Bank where his tenure included advising the world’s most notable corporations and private equity firms. As the head of technology and business services at UBS Investment Bank, Ernest became the most senior African-American investment banker within the firm’s industry coverage groups.

Ernest serves as a director on the boards of the Citizens Committee for New York, Scan / Harbor and Manhattan Country School. Ernest also is a member of the New York Economic Club and Founder of the UTULIVU Group, a mission driven non-profit focused on the continuity of holistic achievement by high performing Black men. Ernest attended The Howard University School of Law in Washington DC and Shepherd University in West Virginia.

Howard L. Sanders, Lead Director. Howard Sanders is the managing member of Auldbrass Partners, a growth-focused private equity firm investing primarily in secondaries transactions, which he founded in 2011. Howard heads Auldbrass Partners’ transactional sourcing, deal execution, investment strategy and business development. He has led successful Auldbrass Partners investments in SaaS (Software as a Service), PaaS (Platform as a Service), Tech-enabled manufacturing and services, Healthcare and EdTech companies. Before founding Auldbrass Partners, Howard was a managing director at Citigroup where he was responsible for managing and directing Citi Holdings’ proprietary investments in private equity, hedge funds and real estate. Prior to Citi, Howard was a vice president in mergers and acquisitions for Deutsche Bank (a successor to James D. Wolfensohn and Co.). He also previously served as an adjunct professor at Columbia Business School.

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

Dawanna serves on the board of directors of the Apollo Theater, Compass Inc. and ACRES Commercial Realty Corp. Dawanna earned an A.B. from Smith College in economics and government, a master of public administration from Harvard University Kennedy School of Government, and a doctor of jurisprudence from the University of Maryland School of Law.

Dia Simms, Independent Director. Dia is the Chief Executive Officer of Lobos 1707 Tequila & Mezcal, where she has served since August 2020. Dia leads Lobos 1707 alongside Founder and Chief Creative Officer Diego Osorio with early backing by sports and cultural icon, LeBron James. Dia is also a member of the board of directors of Tilt Holdings Inc. (NEO: TILT), where she has served since August 2020. Dia spent almost fifteen years working alongside Sean “Diddy” Combs at Combs Enterprises. In 2017, Dia was named President of Combs Enterprises, making her the first president in the company’s thirty-year history other than Sean Combs himself. In her role as President, she oversaw multi-billion-dollar brands under the Combs empire, including CÎROC Ultra-Premium Vodka, Blue Flame Agency, AQUAhydrate, Bad Boy Entertainment, Sean John and Revolt TV. Of note, Dia led the transformation of CÎROC Ultra-Premium Vodka taking the previously unprofitable brand to a $2 billion retail value.

Dia holds a B.S. degree in Psychology from Morgan State University and a Master’s degree in Management from the Florida Institute of Technology.

Number and Terms of Office of Officers and Directors

We have four directors at the time of this Report. Our board of directors are divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Troy Carter, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Howard Sanders, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Dawanna Williams and Dia Simms, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Audit Committee

We have established an audit committee of the board of directors. Troy Carter, Dia Simms and Dawanna Williams serve as members of our audit committee, and Dawanna Williams serves as chairman of the audit committee. Under Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Our board of directors has determined that each of Troy Carter, Dia Simms and Dawanna Williams are independent.

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

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Troy Carter, Dia Simms and Dawanna Williams, and Troy Carter serves as chairman of the compensation committee. Under Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Troy Carter, Dia Simms and Dawanna Williams are independent.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Carl Stanton	Westwood Estate Wines	Food and Beverage	Managing Partner

	cbGrowth Partners	Investments	Founder

Ernest Lyles	The HiGro Group	Private Equity	Founder and Managing Partner

Wray Thorn	Clear Heights Capital	Private Equity and Venture Capital	Founder and Chief Executive Officer

	Youth, Inc.	Nonprofit Organization	Co-Chair of Board of Directors

	Sailfish Productions	Entertainment and Media	General Manager

Howard Sanders	Auldbrass Partners L.P.	Private Equity	Founder and Managing Member

Troy Carter	Q&A	Technology and Multimedia	Founder and Chief Executive Officer

	The Aspen Institute	Nonprofit Organization	Executive Member on the Board of Trustees

	Los Angeles County Museum of Art	Museum	Executive Member on the Board of Trustees

Dawanna Williams	Dabar Development Partners	Real Estate	Managing Principal

Dia Simms	Lobos 1707 Tequila & Mezcal	Food and Beverages	Chief Executive Officer
	Tilt Holdings Inc.	Cannabis-Focused Holding Company	Director

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

The following disclosure concerns the compensation of our executive officers and directors for the fiscal year ended December 31, 2022.

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

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this Report based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

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

(2)
Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as more fully described under the heading “Description of Securities-Founder Shares” of our final prospectus (File No. 333-255448), filed in connection with our initial public offering.

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

As more fully discussed in the section of this Report entitled “Directors, Executive Officers and Corporate Governance - Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

We have entered into a registration rights and stockholder rights agreement pursuant to which our sponsor will be entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for election to our board of directors, which is described under the section of the final prospectus filed on October 27, 2021 entitled “Description of Securities - Registration and Stockholder Rights.”

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

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021 totaled $95,861 and $87,035, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the pricing of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

4.2	Description of Company’s Securities.*

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(1)

10.2	Investment management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

10.3	Registration and Shareholder Rights Agreement among Company and the Sponsor and certain other equityholders named therein.(1)

10.4	Letter Agreement between the Company, the Sponsor and the Company’s officers and directors. (1)

10.5	Administrative Services Agreement between the Registrant and the Sponsor.(1)

21	List of Subsidiaries.*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase

101.DEF	iXBRL Taxonomy Extension Definition Linkbase

101.LAB	iXBRL Taxonomy Extension Label Linkbase

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File embedded within the iXBRL document and contained in Exhibit 101

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 1, 2021.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 6, 2023

FOCUS IMPACT ACQUISITION CORP.

By:	/s/ Carl Stanton
	Name:	Carl Stanton
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Carl Stanton	Chief Executive Officer and Director (Principal Financial Officer)	April 6, 2023
Carl Stanton

/s/ Ernest Lyles	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 6, 2023
Ernest Lyles

/s/ Wray Thorn	Chief Investment Officer	April 6, 2023
Wray Thorn

/s/ Howard Sanders	Lead Director	April 6, 2023
Howard Sanders

/s/ Troy Carter	Director	April 6, 2023
Troy Carter

/s/ Dawanna Williams	Director	April 6, 2023
Dawanna Williams

/s/ Dia Simms	Director	April 6, 2023
Dia Simms

FOCUS IMPACT ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Focus Impact Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Focus Impact Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, if the Company is unable to complete a Business Combination, then the Company will cease all operations except for the purpose of liquidating.  In addition, the Company has incurred negative cash used in operating activities and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
April 6, 2023

FOCUS IMPACT ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$1,426,006	$1,393,939
Prepaid expenses	367,169	462,845
Total current asset	1,793,175	1,856,784

Prepaid expenses, non-current	—	356,689
Investment held in Trust Account	237,038,010	234,603,156
Total assets	$238,831,185	$236,816,629

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,001,990	$656,314
Due to Sponsor	120,000	—
Franchise taxes payable	63,283	170,959
Income taxes payable	645,442	—
Total current liabilities	1,830,715	827,273

Warrant liability	1,135,000	11,804,000
Marketing agreement	150,000	—
Deferred underwriting commissions	8,650,000	8,650,000
Total liabilities	11,765,715	21,281,273

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 23,000,000 shares at redemption value	237,020,680	234,600,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,955,785)	(19,065,219)
Total stockholders’ deficit	(9,955,210)	(19,064,644)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$238,831,185	$236,816,629

The accompanying notes are an integral part of these financial statements.

FOCUS IMPACT ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from February 23, 2021 (Inception) Through December 31,
	2022	2021
Formation and operating costs	$1,784,832	$431,275
Marketing service fee	150,000	—
Loss from operations	(1,934,832)	(431,275)

Other income (expense):
Warrant transaction costs	—	(509,712)
Change in fair value of warrant liabilities	10,669,000	4,767,000
Operating account interest income	7,413	—
Income from trust account	3,433,975	3,156
Total other income, net	14,110,388	4,260,444

Income before provision for income taxes	12,175,556	3,829,169
Provision for income taxes	(645,442)	—
Net income	$11,530,114	$3,829,169

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	23,000,000	3,843,836
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.40	$0.44
Basic and diluted weighted average shares outstanding, common stock	5,750,000	4,915,068
Basic and diluted net income per share, common stock	$0.40	$0.44

The accompanying notes are an integral part of these financial statements.

FOCUS IMPACT ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of February 23, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000
Sale of 23,000,000 Units through public offering	—	—	229,997,700	—	229,997,700
Sale of 11,200,000 Private Placement Warrants	—	—	11,200,000	—	11,200,000
Net offering costs	—	—	(12,947,813)	—	(12,947,813)
Initial fair value of warrant liability	—	—	(16,571,000)	—	(16,571,000)
Excess of cash received over fair value of private placement warrants	—	—	3,024,000	(3,024,000)	—
Net income	—	—	—	3,829,169	3,829,169
Class A common stock subject to possible redemption	—	—	(214,727,312)	(19,870,388)	(234,597,700)
Balance as of December 31, 2021	5,750,000	575	—	(19,065,219)	(19,064,644)
Accretion for Class A common stock to redemption amount	—	—	—	(2,420,680)	(2,420,680)
Net income	—	—	—	11,530,114	11,530,114
Balance as of December 31, 2022	5,750,000	$575	$—	$(9,955,785)	$(9,955,210)

The accompanying notes are an integral part of these financial statements.

FOCUS IMPACT ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period From February 23, 2021 (Inception) Through December 31,
	2022	2021
Cash flows from operating activities:
Net income	$11,530,114	$3,829,169
Adjustments to reconcile net income to net cash used in operating activities:
Transaction costs allocated to warrant liabilities	—	509,712
Change in fair value of warrant liability	(10,669,000)	(4,767,000)
Income from investments held in Trust Account	(3,433,975)	(3,156)
Changes in assets and liabilities:
Prepaid expenses	452,365	(819,534)
Accounts payable and accrued expenses	345,676	656,314
Due to Sponsor	120,000	—
Franchise tax payable	645,442	170,959
Marketing service fee	150,000	—
Income taxes payable	(107,676)	—
Net cash used in operating activities	(967,054)	(423,536)

Cash flows from investing activities:
Proceeds from Trust Account	999,121	—
Investments in Trust Account	—	(234,600,000)
Net cash provided by (used in) investing activities	999,121	(234,600,000)

Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor	—	25,000
Proceeds from initial public offering, net of costs	—	229,192,475
Proceeds from private placement	—	11,200,000
Payment of underwriter discount	—	(4,000,000)
Net cash provided by financing activities	—	236,417,475

Net change in cash	32,067	1,393,939
Cash, beginning of the period	1,393,939	—
Cash, end of the period	$1,426,006	$1,393,939

Supplemental disclosure of cash flow information:
Accretion for Class A common stock to redemption amount	$2,420,680	$234,600,000
Deferred underwriters’ discount changed to additional paid-in capital	$—	$8,650,000
Initial classification of warrant liability	$—	$16,571,000

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) (as defined below), and since the closing of the IPO, the search for a prospective initial business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statement do not include any adjustments that might result from the outcome of this uncertainty.

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

Liquidity and Capital Resources, Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the IPO may not enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement. Based on the foregoing, management believes that the Company may not have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, working capital deficiency, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until May 1, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 1, 2023.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had cash of $1,426,006 and $1,393,939, respectively, and no cash equivalents.

Investment Held in Trust Account

Investments held in the Trust Account are held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2022 and 2021, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

Net Income Per Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stockholders. Private and public warrants to purchase 22,700,000 Class A common stock at $11.50 per share were issued on November 1, 2021. No warrants were exercised during the year ended December 31, 2022 and the period from February 23, 2021 (inception) through December 31, 2021. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with (i) the Initial Public Offering, (ii) the exercise of the over-allotment and (iii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per common stock as the redemption value approximates fair value.

	For the Year Ended December 31,		For the Period from February 23, 2021 (Inception) Through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$9,224,091	$2,306,023	$1,684,834	$2,144,335
Denominator:
Weighted average shares outstanding	23,000,000	5,750,000	3,843,836	4,915,068
Basic and diluted net income per share, redeemable common stock	$0.40	$0.40	$0.44	$0.44

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of December 31, 2022 and 2021, the Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

	December 31, 2022	December 31, 2021
As of beginning of the period	$234,600,000	$—
Gross proceeds from IPO	—	230,000,000
Less:
Proceeds allocated to Public Warrants	—	(8,395,000)
Class A common stock issuance costs	—	(12,947,813)
Plus:
Remeasurement adjustment of carrying value to redemption value	2,420,680	25,942,813
Class A common stock subject to possible redemption	$237,020,680	$234,600,000

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At December 31, 2022 and 2021, no such Working Capital Loans were outstanding.

Administrative Fees

Commencing on the date that the Company’s securities are first listed on the Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021 the Company incurred $120,000 and $0, respectively, in administrative support fees.  Since inception to December 31, 2022, no amounts have been paid under this agreement.

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

On December 20, 2021, the Company’s Public Warrants began trading on the Nasdaq Stock Market LLC (“NASDAQ”). The Company’s warrant liability at December 31, 2021 for the Public Warrants was based on unadjusted quoted prices in an active market (NASDAQ) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. The Company’s warrant liability as of December 31, 2022 for the public warrants is based on unadjusted quoted prices in an active market (the NASDAQ Stock Market LLC) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

Substantially all of the Company’s trust assets on the balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$237,038,010	$—	$—
Liabilities
Public Warrants	$575,000	$—	$—
Private Warrants	$—	$—	$560,000

	December 31, 2021
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$234,603,156	$—	$—
Liabilities
Public Warrants	$5,980,000	$—	$—
Private Warrants	$—	$—	$5,824,000

Measurement

The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement.

The key inputs into the binomial lattice model were as follows at December 31, 2022 and 2021:

Input	December 31, 2022	December 31, 2021
Risk-free interest rate	3.95%	1.33%
Expected term to initial Business Combination (years)	0.25	0.84
Expected volatility	de minimis %	8.6%
Common stock price	$10.18	$9.87
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s warrants classified as Level 3 for the year ended December 31, 2022 and 2021:

Fair Value at December 31, 2021 – private warrants	$5,824,000
Change in fair value	(5,264,000)
Fair Value at December 31, 2022 – private warrants	$560,000

Fair value at February 23, 2021 – public and private warrants	$—
Initial fair value of the warrants	16,571,000
Public Warrants reclassified to level 1(1)	(5,980,000)
Change in fair value	(4,767,000)
Fair Value at December 31, 2021 – private warrants	$5,824,000

(1) Assumes the Public Warrants were reclassified on December 31, 2021.

Note 8 - Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were no shares of Class A common stock issued or outstanding, excluding 23,000,000 shares subject to possible redemption

Class B Common Stock

The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common stock. At December 31, 2022 and 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

Note 9- Income Tax

The Company’s net deferred tax assets at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset
Federal net operating loss	$—	$35,239
Organizational costs/Startup expenses	418,972	54,666
Total deferred tax asset	418,972	89,905
Valuation allowance	(418,972)	(89,905)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2022 and 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$645,442	$—
Deferred	(329,066)	(89,905)
State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	329,066	89,905
Income tax provision	$645,442	$—

As of December 31, 2022 and 2021, the Company had $0 and $167,803 of U.S. federal net operating loss carryovers, respectively, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $329,066. For the period from February 23 2021 (inception) through December 31, 2021, the change in the valuation allowance was $89,905.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liability	(18.4)%	(26.1)%
Warrant transaction costs	0.0%	2.8%
Change in valuation allowance	2.7%	2.3%
Other	0.0%	0.0%
Income tax provision	5.3%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination since inception.

The Company’s effective tax rates for the period presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets and changes in fair value of warrants.

Note 10 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than noted below.

Extension of Combination Period

On April 5, 2023, the Company filed a definitive proxy statement with the SEC (the “Proxy Statement”) relating to an extraordinary meeting of shareholders (the “Extension Meeting”) at which the Company will propose to extend to amend the amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from May 1, 2023 (the “Original Termination Date”) to August 1, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until May 1, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of the initial Business Combination shall have occurred prior to such date (the “Extension Amendment Proposal”).

As disclosed in the Proxy Statement, relating to the extraordinary general meeting of shareholders (the “Extension Meeting”), the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan, within five (5) business days of the date of the Extension Meeting, of the lesser of (a) an aggregate of $487,500 or (b) $0.0975 per share that is not redeemed in connection with the Extension Meeting, to be deposited into the Trust Account established in connection with the IPO. In addition, in the event the Company does not consummate an initial Business Combination by the Articles Extension Date, the Lender will contribute to the Company as a loan up to the lesser of (a) $1,462,500 or (b) $0.2925 per each share that is not redeemed in connection with the Extension Meeting in nine equal installments to be deposited into the Trust Account for each of nine one-month extensions following the Articles Extension Date.

The Extension Meeting will be held on April 24, 2023.