Form 10-Q
period 2023-03-31
Focus Impact Acquisition Corp.
filed 2023-05-23
CIK 1854480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 22, 2023, there were 23,000,000 shares Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FOCUS IMPACT ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FOCUS IMPACT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets:
Current assets:
Cash	$760,583	$1,426,006
Prepaid expenses	270,793	367,169
Total current asset	1,031,376	1,793,175

Investment held in Trust Account	239,572,457	237,038,010
Total assets	$240,603,833	$238,831,185

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,140,048	$1,001,990
Due to Sponsor	150,000	120,000
Franchise taxes payable	50,000	63,283
Income taxes payable	740,756	645,442
Total current liabilities	2,080,804	1,830,715

Warrant liability	1,135,000	1,135,000
Marketing agreement	150,000	150,000
Deferred underwriting commissions	8,650,000	8,650,000
Total liabilities	12,015,804	11,765,715

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 23,000,000 shares at redemption value of $10.39 and 10.31 per share as of March 31, 2023 and December 31, 2022, respectively	238,982,284	237,020,680

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, (excluding 23,000,000 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	-	-
Accumulated deficit	(10,394,830)	(9,955,785)
Total stockholders’ deficit	(10,394,255)	(9,955,210)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$240,603,833	$238,831,185

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Operating costs	$494,328	$403,285
Loss from operations	(494,328)	(403,285)

Other Income
Change in fair value of warrant liabilities	-	5,448,000
Operating account interest income	5,283	-
Income from trust account	2,534,447	19,146
Total other income	2,539,730	5,467,146

Income before provision for income taxes	2,045,402	5,063,861
Provision for income taxes	(522,843)	-
Net income	$1,522,559	$5,063,861

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	23,000,000	23,000,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.05	$0.18
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000
Basic and diluted net income per share, Class B common stock	$0.05	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2023	5,750,000	$575	$-	$(9,955,785)	$(9,955,210)
Net income	-	-	-	1,522,559	1,522,559
Accretion for Class A common stock to redemption amount	-	-	-	(1,961,604)	(1,961,604)
Balance as of March 31, 2023	5,750,000	$575	$-	$(10,394,830)	$(10,394,255)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2022	5,750,000	$575	$-	$(19,065,219)	$(19,064,644)
Net income	-	-	-	5,063,861	5,063,861
Balance as of March 31, 2022	5,750,000	$575	$-	$(14,001,358)	$(14,000,783)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$1,522,559	$5,063,861
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	-	(5,448,000)
Income from investments held in Trust Account	(2,534,447)	(19,146)
Changes in assets and liabilities:
Prepaid expenses	96,376	80,140
Accounts payable and accrued expenses	138,058	73,786
Franchise tax payable	(13,283)	(121,096)
Income received from Trust Account	-	5,428
Due to related party	30,000	-
Income taxes payable	95,314	-
Net cash used in operating activities	(665,423)	(365,027)

Net change in cash	(665,423)	(365,027)
Cash, beginning of the period	1,426,006	1,393,939
Cash, end of the period	$760,583	$1,028,912

Supplemental disclosure of cash flow information:
Accretion for Class A common stock to redemption amount	$1,961,604	$-
Payment of federal income taxes	$427,529	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the Initial Public Offering (“IPO”) (as defined below), and since the closing of the IPO, the search for a prospective initial business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Upon the closing of the IPO, $10.20 per Unit sold in the IPO (including the full exercise of the underwriters’ over-allotment option) and the proceeds of the sale of the Private Placement Warrants, are held in a trust account (“Trust Account”) and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The trust account is intended as a holding place for funds pending the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s Class A common stock the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by August 1, 2023 (as extended) or (ii) with respect to any other provisions relating to the rights of holders of the Company’s Class A common stock, and (c) the redemption of the Company’s public shares if the Company has not consummated the initial Business Combination by August 1, 2023, (as extended) subject to applicable law.

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

The Company’s amended and restated certificate of incorporation provides that the Company will have until August 1, 2023 (as extended) (the “Combination Period”) to complete the initial Business Combination. If the Company does not complete the initial Business Combination by August 1, 2023 (as extended) (or such extended period to complete an initial Business Combination), the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors entered into a letter agreement with us, pursuant to which they have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of the initial Business Combination and a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) that would modify the substance or timing of the Company’s obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by August 1, 2023 (as extended) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A commons stock and (ii) to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fails to consummate an initial Business Combination by August 1, 2023 (as extended) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame). Further, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor. If the Company submits the initial Business Combination to the Company’s public stockholders for a vote, the Company will complete the initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination.

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

Extension of Combination Period

On April 25, 2023, the Company held a special meeting of stockholders (the “Extension Meeting”) to amend the Company’s amended and restated certificate of incorporation to (i) extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from May 1, 2023 (the “Original Termination Date”) to August 1, 2023 (the “Charter Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until May 1, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of the Company’s initial Business Combination shall have occurred prior to such date (such amendment, the “Extension Amendment” and such proposal, the “Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem shares of public stock to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended, of less than $5,000,000 (such amendment, the “Redemption Limitation Amendment” and such proposal, the “Redemption Limitation Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment at the Extension Meeting and on April 26, 2023, the Company filed the Extension Amendment and the Redemption Limitation Amendment with the Secretary of State of Delaware.

In connection with the vote to approve the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 17,297,209 shares of Class A common stock, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of $179,860,588.

As disclosed in the Proxy Statement, relating to the extraordinary general meeting of shareholders (the “Extension Meeting”), the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan, within five (5) business days of the date of the Extension Meeting, of the lesser of (a) an aggregate of $487,500 or (b) $0.0975 per share that is not redeemed in connection with the Extension Meeting, to be deposited into the Trust Account. In addition, in the event the Company does not consummate an initial business combination by August 1, 2023, the Lender may contribute to the Company the lesser of (a) $162,500 or (b) $0.0325 per each share of public stock that is not redeemed in connection with the Extension Meeting as a loan to be deposited into the Trust Account for each of nine one-month extensions following August 1, 2023.

In association with the approval of the Extension Amendment Proposal on May 9, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to the Sponsor and the Sponsor funded the initial principal amount of $487,500. The Promissory Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. Up to the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO.

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
On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.
Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by the Company, in connection with a Business Combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by the Company and not by the redeeming holders, it could cause a reduction in the value of the Company’s Class A common stock, cash available with which to effectuate a Business Combination or cash available for distribution in a subsequent liquidation. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination will depend on a number of factors, including (i) the structure of the Business Combination, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or any other equity issuances within the same taxable year of the Business Combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by the Company in the event the Company is unable to complete a Business Combination in the required time and redeem 100% of the remaining Class A common stock in accordance with the Company’s amended and restated certificate of incorporation, in which case the amount that would otherwise be received by the public stockholders in connection with the Company’s liquidation would be reduced.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, working capital deficiency, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until August 1, 2023 (as extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 1, 2023 (as extended).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had cash of $760,583 and $1,426,006, respectively, and no cash equivalents.

Investment Held in Trust Account

Investments held in the Trust Account are held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

Net Income Per Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stockholders. Private and public warrants to purchase 22,700,000 Class A common stock at $11.50 per share were issued on November 1, 2021. No warrants were exercised during the three months ended March 31, 2023 and 2022. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with (i) the Initial Public Offering, (ii) the exercise of the over-allotment and (iii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per common stock as the redemption value approximates fair value.

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic diluted net income per share
Numerator:
Allocation of net income	$1,218,047	$304,512	$4,051,089	$1,012,772
Denominator:
Weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per share	$0.05	$0.05	$0.18	$0.18

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 25.6% and 0.0% for the three months ended March 31, 2023 and 2022. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year.  The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through March 31, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of March 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

	March 31, 2023	December 31, 2022
As of beginning of the period	$237,020,680	$234,600,000
Plus:
Remeasurement adjustment of carrying value to redemption value	1,961,604	2,420,680
Class A common stock subject to possible redemption	$238,982,284	$237,020,680

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Note 5 - Related Party Transactions

Founder Shares

The Sponsor paid $25,000 to the Company in consideration for 5,750,000 shares of Class B common stock.

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. At March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

Administrative Fees

The Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 in administrative support fees. No amounts have been paid for the administrative fee. At March 31, 2023 and December 31, 2022, $150,000 and $120,000 is reported on the condensed balance sheet under due to related party for this fee.

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

The Company’s Public Warrants are trading on the Nasdaq Stock Market LLC (“NASDAQ”) and the Company’s warrant liability was based on unadjusted quoted prices in an active market (NASDAQ) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

Substantially all of the Company’s trust assets on the balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2023
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$239,572,457	$-	$-
Liabilities
Public Warrants	$575,000	$-	$-
Private Warrants	$-	$-	$560,000

	December 31, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$237,038,010	$-	$-
Liabilities
Public Warrants	$575,000	$-	$-
Private Warrants	$-	$-	$560,000

Measurement

The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement.

The key inputs into the binomial lattice model were as follows at March 31, 2023 and December 31, 2022:

Input	March 31, 2023	December 31, 2022
Risk-free interest rate	3.55%	3.95%
Expected term to initial Business Combination (years)	0.59	0.25
Expected volatility	de minimis	de minimis
Common stock price	$10.40	$10.18
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s warrants classified as Level 3 for the period ended March 31, 2023 and December 31, 2022:

Fair Value at December 31, 2022 – private warrants	$560,000
Change in fair value	-
Fair Value at March 31, 2023 – private warrants	$560,000

Note 8 - Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 23,000,000 shares subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common stock. At March 31, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

Note 9 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued, require potential adjustment to or disclosure in the unaudited condensed financial statements and did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements other than noted below.

Extension of Combination Period

On April 25, 2023, the Company held a special meeting of stockholders (the “Extension Meeting”) to amend the Company’s amended and restated certificate of incorporation to (i) extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from May 1, 2023 (the “Original Termination Date”) to August 1, 2023 (the “Charter Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until May 1, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of the Company’s initial Business Combination shall have occurred prior to such date (such amendment, the “Extension Amendment” and such proposal, the “Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem shares of public stock to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended, of less than $5,000,000 (such amendment, the “Redemption Limitation Amendment” and such proposal, the “Redemption Limitation Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment at the Extension Meeting and on April 26, 2023, the Company filed the Extension Amendment and the Redemption Limitation Amendment with the Secretary of State of Delaware.

In connection with the vote to approve the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 17,297,209 shares of Class A common stock, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of $179,860,588.

With the redemption of $179,860,588 from the Trust Account, the Company may be subject to a new U.S. federal 1% excise tax equal to $1,798,606. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year.

As disclosed in the Proxy Statement, relating to the extraordinary general meeting of shareholders (the “Extension Meeting”), the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan, within five (5) business days of the date of the Extension Meeting, of the lesser of (a) an aggregate of $487,500 or (b) $0.0975 per share that is not redeemed in connection with the Extension Meeting, to be deposited into the Trust Account. In addition, in the event the Company does not consummate an initial business combination by August 1, 2023, the Lender may contribute to the Company the lesser of (a) $162,500 or (b) $0.0325 per each share of public stock that is not redeemed in connection with the Extension Meeting as a loan to be deposited into the Trust Account for each of nine one-month extensions following August 1, 2023.

In association with the approval of the Extension Amendment Proposal on May 9, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to the Sponsor and the Sponsor funded the initial principal amount of $487,500. The Promissory Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. Up to the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO.

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

Overview

We are a blank check company incorporated on February 23, 2021 as a Delaware corporation and formed for the purpose of effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

Our amended and restated certificate of incorporation provides that we will have until August 1, 2023 (as extended) (the “Combination Period”) to complete the initial Business Combination. If we do not complete the initial Business Combination by August 1, 2023 (as extended) (or such extended period to complete an initial Business Combination), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Extension of Combination Period

On April 25, 2023, we held a special meeting of stockholders (the “Extension Meeting”) to amend our amended and restated certificate of incorporation to (i) extend the date (the “Termination Date”) by which we have to consummate a Business Combination from May 1, 2023 (the “Original Termination Date”) to August 1, 2023 (the “Charter Extension Date”) and to allow us, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Charter Extension Date, by resolution of the our board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until May 1, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of our initial Business Combination shall have occurred prior to such date (such amendment, the “Extension Amendment” and such proposal, the “Extension Amendment Proposal”) and (ii) remove the limitation that we may not redeem shares of public stock to the extent that such redemption would result in us having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended, of less than $5,000,000 (such amendment, the “Redemption Limitation Amendment” and such proposal, the “Redemption Limitation Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment at the Extension Meeting and on April 26, 2023, we filed the Extension Amendment and the Redemption Limitation Amendment with the Secretary of State of Delaware.

In connection with the vote to approve the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 17,297,209 shares of Class A common stock, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of $179,860,588.

As disclosed in the Proxy Statement, relating to the extraordinary general meeting of shareholders (the “Extension Meeting”), the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to us as a loan, within five (5) business days of the date of the Extension Meeting, of the lesser of (a) an aggregate of $487,500 or (b) $0.0975 per share that is not redeemed in connection with the Extension Meeting, to be deposited into the Trust Account. In addition, in the event we do not consummate an initial business combination by August 1, 2023, the Lender may contribute to us the lesser of (a) $162,500 or (b) $0.0325 per each share of public stock that is not redeemed in connection with the Extension Meeting as a loan to be deposited into the Trust Account for each of nine one-month extensions following August 1, 2023.

In association with the approval of the Extension Amendment Proposal on May 9, 2023, we issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to the Sponsor and the Sponsor funded the initial principal amount of $487,500. The Promissory Note does not bear interest and matures upon closing of our initial Business Combination. In the event that we do not consummate a Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. Up to the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination, raises substantial doubt about our ability to continue as a going concern. We have until August 1, 2023 (as extended) to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 1, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by the Company, in connection with a Business Combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by the Company and not by the redeeming holders, it could cause a reduction in the value of the Company’s Class A common stock, cash available with which to effectuate a Business Combination or cash available for distribution in a subsequent liquidation. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination will depend on a number of factors, including (i) the structure of the Business Combination, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or any other equity issuances within the same taxable year of the Business Combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by the Company in the event the Company is unable to complete a Business Combination in the required time and redeem 100% of the remaining Class A common stock in accordance with the Company’s amended and restated certificate of incorporation, in which case the amount that would otherwise be received by the public stockholders in connection with the Company’s liquidation would be reduced.

Results of Operations

As of March 31, 2023, we have not commenced any operations. All activity for the period from February 23, 2021 (inception) through March 31, 2023 relates to our formation and the Initial Public Offering, and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $1,522,559 resulting from interest income from operating account of $5,283 and $2,534,447 in trust earnings partially offset by $522,843 in provision for income taxes and $494,328 in operating costs.

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

Marketing Fee Agreement

We engaged advisors to assist in validating existing acquisition strategies and providing recommendations or potential amendments and refinements to said strategy. The fee structure is set as a minimum of $150,000 due upon a Business Combination for advisory services.  If the advisors provide lead information of a potential target company in a Business Combination, we will pay the advisors between $2,000,000 and $6,000,000 upon successful close of the Business Combination.

Critical Accounting Policies

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

Net Income Per Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter. At March 31, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted income per common stock is the same as basic income per common stock for the period presented.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 6, 2023 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of May, 2023.

FOCUS IMPACT ACQUISITION CORP.

/s/ Carl Stanton
Name:	Carl Stanton
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ernest Lyles
Name:	Ernest Lyles
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)