Form 10-K/A
period 2022-12-31
Focus Impact Acquisition Corp.
filed 2023-07-10
CIK 1854480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____ to ____

FOCUS IMPACT ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-40977	86-2433757
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

250 Park Avenue Ste 911 New York, NY	10177
(Address of principal executive offices)	(Zip Code)

(212) 213-0243
Registrant’s telephone number, including area code

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on such date, as reported on the Nasdaq Stock Market LLC, was approximately $60,335,530.

As of July 7, 2023, 5,702,791 shares of Class A common stock, par value $0.0001, and 5,750,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

Auditor Name: Marcum LLP            Auditor Location: New York, NY           PCAOB ID: 688

EXPLANATORY NOTE

Focus Impact Acquisition Corp. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on April 6, 2023 (the “Original 10-K”) solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2 herewith, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation S-K.

In accordance with interpretation 246.13 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” the Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment. Because no financial statements have been included in the Amendment, paragraph 3 of each of the certifications set forth in the exhibits has been omitted.

The Amendment does not reflect events occurring after the date of the filing of the Original 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-K.

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment No. 1 to the Original 10-K.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 7, 2023

FOCUS IMPACT ACQUISITION CORP.

/s/ Carl Stanton
Name: Carl Stanton
Title: Chief Executive Officer