Form 10-Q
period 2023-06-30
Focus Impact Acquisition Corp.
filed 2023-08-15
CIK 1854480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	FIACU	The Nasdaq Stock Market LLC
Shares of Class A common stock	FIAC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	FIACW	The Nasdaq Stock Market LLC

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

As of August 15, 2023, there were 5,702,791 shares Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FOCUS IMPACT ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FOCUS IMPACT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets:
Current assets:
Cash	$475,514	$1,426,006
Prepaid expenses	154,963	367,169
Total current asset	630,477	1,793,175

Investment held in Trust Account	60,420,423	237,038,010
Total assets	$61,050,900	$238,831,185

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,713,945	$1,001,990
Due to Sponsor	180,000	120,000
Franchise taxes payable	20,000	63,283
Income taxes payable	3,908	645,442
Excise tax payable	1,798,606	—
Promissory note - related party	487,500	—
Total current liabilities	4,203,959	1,830,715

Warrant liability	1,589,000	1,135,000
Marketing agreement	150,000	150,000
Deferred underwriting commissions	8,650,000	8,650,000
Total liabilities	14,592,959	11,765,715

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 5,702,791 and 23,000,000 shares at redemption value of $10.59 and 10.31 per share as of June 30, 2023 and December 31, 2022, respectively	60,420,423	237,020,680

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, (excluding 5,702,791 and 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,963,057)	(9,955,785)
Total stockholders’ deficit	(13,962,482)	(9,955,210)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$61,050,900	$238,831,185

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating costs	$1,047,442	$354,046	$1,541,770	$757,331
Marketing service fee	—	150,000	—	150,000
Loss from operations	(1,047,442)	(504,046)	(1,541,770)	(907,331)

Other Income
Change in fair value of warrant liabilities	(454,000)	2,951,000	(454,000)	8,399,000
Operating account interest income	5,646	425	10,929	425
Income from Trust Account	1,285,554	333,080	3,820,001	352,226
Total other income	837,200	3,284,505	3,376,930	8,751,651

(Loss) Income before provision for income taxes	(210,242)	2,780,459	1,835,160	7,844,320
Provision for income taxes	(260,652)	(17,794)	(783,495)	(17,794)
Net (loss) income	$(470,894)	$2,762,665	$1,051,665	$7,826,526

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	10,264,692	23,000,000	16,597,166	23,000,000
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.03)	$0.10	$0.05	$0.27
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.03)	$0.10	$0.05	$0.27

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2023	5,750,000	$575	$—	$(9,955,785)	$(9,955,210)
Net income	—	—	—	1,522,559	1,522,559
Accretion for Class A common stock to redemption amount	—	—	—	(1,961,604)	(1,961,604)
Balance as of March 31, 2023	5,750,000	575	—	(10,394,830)	(10,394,255)
Excise tax payable in connection with redemptions	—	—	—	(1,798,606)	(1,798,606)
Net loss	—	—	—	(470,894)	(470,894)
Remeasurement adjustment of carrying value of Class A common stock to redemption amount	—	—	—	(1,298,727)	(1,298,727)
Balance as of June 30, 2023	5,750,000	$575	$—	$(13,963,057)	$(13,962,482)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2022	5,750,000	$575	$—	$(19,065,219)	$(19,064,644)
Net income	—	—	—	5,063,861	5,063,861
Balance as of March 31, 2022	5,750,000	575	—	(14,001,358)	(14,000,783)
Net income	—	—	—	2,762,665	2,762,665
Accretion for Class A common stock to redemption amount	—	—	—	(63,360)	(63,360)
Balance as of June 30, 2022	5,750,000	$575	$—	$(11,302,053)	$(11,301,478)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,051,665	$7,826,526
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	454,000	(8,399,000)
Income from investments held in Trust Account	(3,820,001)	(352,226)
Changes in assets and liabilities:
Prepaid expenses	212,206	180,657
Accounts payable and accrued expenses	711,955	169,772
Franchise tax payable	(43,283)	(71,096)
Marketing service fee	—	150,000
Due to related party	60,000	—
Income taxes payable	(641,534)	17,794
Net cash used in operating activities	(2,014,992)	(477,573)

Cash flows from investing activities:
Trust extension funding	(487,500)	—
Cash withdrawn from Trust Account in connection with redemption	179,860,588	—
Cash withdrawn from Trust Account to pay taxes obligation	1,064,500	171,210
Net cash provided by investing activities	180,437,588	171,210

Cash flows from financing activities:
Redemption of common stock	(179,860,588)	—
Proceeds from issuance of promissory note to related party	487,500	—
Net cash used in financing activities	(179,373,088)	—

Net change in cash	(950,492)	(306,363)
Cash, beginning of the period	1,426,006	1,393,939
Cash, end of the period	$475,514	$1,087,576

Supplemental disclosure of cash flow information:
Remeasurement adjustment of carrying value of Class A common stock to redemption amount	$3,260,331	$63,360
Excise tax payable in connection with redemption	$1,798,606	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the Initial Public Offering (“IPO”) (as defined below), and since the closing of the IPO, the search for a prospective initial business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

The Company’s amended and restated certificate of incorporation provides that the Company will have until the Termination Date (as defined below) to complete the initial Business Combination. If the Company does not complete the initial Business Combination by the Termination Date, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

As disclosed in the proxy statement relating to the Extension Meeting, the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan, within ten (10) business days of the date of the Extension Meeting, of the lesser of (a) an aggregate of $487,500 or (b) $0.0975 per share that is not redeemed in connection with the Extension Meeting, to be deposited into the Trust Account. In addition, in the event the Company does not consummate an initial business combination by August 1, 2023, the Lender may contribute to the Company the lesser of (a) $162,500 or (b) $0.0325 per each share of public stock that is not redeemed in connection with the Extension Meeting as a loan to be deposited into the Trust Account for each of nine one-month extensions following August 1, 2023.

In association with the approval of the Extension Amendment Proposal, on May 9, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to the Sponsor and the Sponsor funded the initial principal amount of $487,500. Such funds have been deposited into the Trust Account. The Promissory Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. Up to the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO.

On August 1, 2023, the Company drew $162,500 pursuant to the Promissory Note, which funds the Company deposited into the Trust Account for its public stockholders. This deposit enabled the Company to extend the Termination Date from August 1, 2023 to September 1, 2023 (the “First Extension”). The First Extension is the first of nine one-month extensions permitted under the Company’s amended and restated Certificate of Incorporation and provides the Company with additional time to complete its initial Business Combination.

Risks and Uncertainties

The Company’s results of operations and ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and the Company’s ability to complete an initial business combination.
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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, working capital deficiency, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until May 1, 2024 (as extended) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 1, 2024 (as extended).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had cash of $475,514 and $1,426,006, respectively, and no cash equivalents.

Investment Held in Trust Account

Investments held in the Trust Account are held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

Net (Loss) Income Per Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stockholders. Private and public warrants to purchase 22,700,000 Class A common stock at $11.50 per share were issued on November 1, 2021. No warrants were exercised during the three and six months ended June 30, 2023 and 2022. The calculation of diluted (loss) income per common stock does not consider the effect of the warrants issued in connection with (i) the Initial Public Offering, (ii) the exercise of the over-allotment and (iii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common stock is the same as basic net (loss) income per common stock for the periods. Accretion associated with the redeemable Class A common stock is excluded from (loss) earnings per common stock as the redemption value approximates fair value.

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(301,372)	$(169,522)	$2,210,132	$552,533
Denominator:
Weighted average shares outstanding	10,264,692	5,750,000	23,000,000	5,750,000
Basic and diluted net (loss) income per share	$(0.03)	$(0.03)	$0.10	$0.10

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic diluted net income per share
Numerator:
Allocation of net income	$778,232	$273,433	$6,261,221	$1,565,305
Denominator:
Weighted average shares outstanding	16,597,166	5,750,000	23,000,000	5,750,000
Basic and diluted net income per share	$0.05	$0.05	$0.27	$0.27

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 123.98% and 0.64% for the three months ended June 30, 2023 and 2022, respectively, and 42.69% and 0.23% for the six months ended June 30, 2023 and June 30, 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets and a change in the fair value of the warrants.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year.  The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through June 30, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of June 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

	June 30, 2023	December 31, 2022
As of beginning of the period	$237,020,680	$234,600,000
Less:
Redemptions	(179,860,588)	—
Plus:
Remeasurement adjustment of carrying value to redemption value	3,260,331	2,420,680
Class A common stock subject to possible redemption	$60,420,423	$237,020,680

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022 and the standard was applied on a full retrospective basis. There was no material impact on the Company’s financial position, results of operations or cash flows.

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

A portion of the proceeds from the Private Placement Warrants has been added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination by the Termination Date, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

The Sponsor has agreed not to transfer, assign or sell any of its founder shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination; or (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. The Company refers to such transfer restrictions as the lock-up.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. On May 9, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to the Sponsor and the Sponsor funded the initial principal amount of $487,500. At June 30, 2023 and December 31, 2022, $487,500 and $0 was outstanding and reported on the condensed balance sheets as Promissory note - related party.

Administrative Fees

The Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000 in administrative support fees, respectively. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in administrative support fees, respectively. No amounts have been paid for the administrative fee. At June 30, 2023 and December 31, 2022, $180,000 and $120,000 is reported on the condensed balance sheets under due to related party for this fee, respectively.

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

Excise Tax

In connection with the Extension Meeting to amend the Company’s amended and restated certificate of incorporation, holders of 17,297,209 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of $179,860,588. As such, the Company has recorded a 1% excise tax liability in the amount of $1,798,606 on the condensed balance sheets as of June 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

Note 7 - Recurring Fair Value Measurements

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

The Company’s Promissory Note contains an embedded option whereby up to $1,500,000 of the Promissory Note may be converted into the Company’s warrants. The embedded Working Capital Loan conversion option is accounted for as a liability in accordance with ACS 815-40 on the balance sheet and is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value in the statement of operations. Valuation of the Working Capital Loan conversion option was derived from the valuation of the underlying Private Placement Warrants and is classified as a level 3 valuation.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2023
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$60,420,423	$—	$—
Liabilities
Public Warrants	$805,000	$—	$—
Private Warrants	$—	$—	$784,000
Working Capital Loan conversion option	$—	$—	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$237,038,010	$—	$—
Liabilities
Public Warrants	$575,000	$—	$—
Private Warrants	$—	$—	$560,000

Measurement

The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement.

The key inputs into the binomial lattice model were as follows at June 30, 2023 and December 31, 2022:

Input	June 30, 2023	December 31, 2022
Risk-free interest rate	4.07%	3.95%
Expected term to initial Business Combination (years)	0.25	0.25
Expected volatility	de minimis	de minimis
Common stock price	$10.52	$10.18
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s warrants classified as Level 3 for the period ended June 30, 2023 and December 31, 2022:

Fair Value at December 31, 2022 – private warrants	$560,000
Change in fair value	—
Fair Value at March 31, 2023 – private warrants	$560,000
Change in fair value	224,000
Fair Value at June 30, 2023 – private warrants	$784,000

Note 8 - Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 5,702,791 and 23,000,000 shares subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common stock. At June 30, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding.

Other than with regard to the election of directors prior to the consummation of a Business Combination, holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, or earlier at the option of the holder thereof, on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Note 9 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued, require potential adjustment to or disclosure in the unaudited condensed financial statements and did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements other than as noted below.

On August 1, 2023, the Company drew $162,500 pursuant to the Promissory Note, which funds the Company deposited into the Trust Account for its public stockholders. This deposit enabled the Company to extend the Termination Date from August 1, 2023 to September 1, 2023. The First Extension is the first of nine one-month extensions permitted under the Company’s amended and restated Certificate of Incorporation and provides the Company with additional time to complete its initial Business Combination.

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

Our amended and restated certificate of incorporation provides that we will have until the Termination Date to complete the initial Business Combination. If we do not complete the initial Business Combination by the Termination Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Extension of Combination Period

On April 25, 2023, we held the Extension Meeting to amend our amended and restated certificate of incorporation to (i) extend the Termination Date from the Original Termination Date to the Charter Extension Date and to allow us, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Charter Extension Date, by resolution of the our board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until May 1, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of our initial Business Combination shall have occurred prior to such date and (ii) remove the limitation that we may not redeem shares of public stock to the extent that such redemption would result in us having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended, of less than $5,000,000. The shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment at the Extension Meeting and on April 26, 2023, we filed the Extension Amendment and the Redemption Limitation Amendment with the Secretary of State of Delaware.

In connection with the vote to approve the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 17,297,209 shares of Class A common stock, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of $179,860,588.

As disclosed in the proxy statement relating to the Extension Meeting, the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees will contribute to us as a loan, within ten (10) business days of the date of the Extension Meeting, of the lesser of (a) an aggregate of $487,500 or (b) $0.0975 per share that is not redeemed in connection with the Extension Meeting, to be deposited into the Trust Account. In addition, in the event we do not consummate an initial business combination by August 1, 2023, the Lender may contribute to us the lesser of (a) $162,500 or (b) $0.0325 per each share of public stock that is not redeemed in connection with the Extension Meeting as a loan to be deposited into the Trust Account for each of nine one-month extensions following August 1, 2023.

In association with the approval of the Extension Amendment Proposal, on May 9, 2023, we issued the Promissory Note to the Sponsor and the Sponsor funded the initial principal amount of $487,500. Such funds have been deposited into the Trust Account. The Promissory Note does not bear interest and matures upon closing of our initial Business Combination. In the event that we do not consummate a Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. Up to the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO.

On August 1, 2023, the Company drew $162,500 pursuant to the Promissory Note, which funds the Company deposited into the Trust Account for its public stockholders. This deposit enabled the Company to extend the Termination Date from August 1, 2023 to September 1, 2023. The First Extension is the first of nine one-month extensions permitted under the Company’s amended and restated Certificate of Incorporation and provides the Company with additional time to complete its initial Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination, raises substantial doubt about our ability to continue as a going concern. We have until September 1, 2023 (as extended) to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 1, 2023.

Risks and Uncertainties

Our results of operations and ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

Results of Operations

As of June 30, 2023, we have not commenced any operations. All activity for the period from February 23, 2021 (inception) through June 30, 2023 relates to our formation and the Initial Public Offering, and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $470,894 resulting from $1,047,442 in operating costs, $454,000 in change in fair value of warrants and $260,652 in provision for income taxes, partially offset by interest income from operating account of $5,646 and $1,285,554 in trust earnings.

For the three months ended June 30, 2022, we had net income of $2,762,665 resulting from $2,951,000 in change in fair value of warrants, interest income from operating account of $425 and $333,080 in interest income partially offset by $17,794 in provision for income taxes and $504,046 in operating costs.

For the six months ended June 30, 2023, we had net income of $1,051,665 resulting from interest income from operating account of $10,929 and $3,820,001 in trust earnings partially offset by $1,541,770 in operating costs, $454,000 in change in fair value of warrants and $783,495 in provision for income taxes and.

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

Net (Loss) Income Per Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter. At June 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted (loss) income per common stock is the same as basic (loss) income per common stock for the period presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August, 2023.

FOCUS IMPACT ACQUISITION CORP.

/s/ Carl Stanton
Name:	Carl Stanton
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ernest Lyles
Name:	Ernest Lyles
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)