Form 10-Q
period 2023-09-30
Focus Impact Acquisition Corp.
filed 2023-11-14
CIK 1854480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 5,702,791 shares Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FOCUS IMPACT ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FOCUS IMPACT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets:
Current assets:
Cash	$213,335	$1,426,006
Prepaid expenses	43,464	367,169
Total current asset	256,799	1,793,175

Investment held in Trust Account	61,539,627	237,038,010
Total assets	$61,796,426	$238,831,185

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,733,633	$1,001,990
Due to Sponsor	210,000	120,000
Franchise taxes payable	29,980	63,283
Income taxes payable	5,707	645,442
Excise tax payable	1,798,606	—
Promissory note - related party	1,025,000	—
Total current liabilities	6,802,926	1,830,715

Warrant liability	1,816,000	1,135,000
Marketing agreement	150,000	150,000
Deferred underwriting commissions	—	8,650,000
Total liabilities	8,768,926	11,765,715

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 5,702,791 and 23,000,000 shares at redemption value of $10.79 and 10.31 per share as of September 30, 2023 and December 31, 2022, respectively	61,539,627	237,020,680

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, (excluding 5,702,791 and 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,512,702)	(9,955,785)
Total stockholders’ deficit	(8,512,127)	(9,955,210)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$61,796,426	$238,831,185

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating costs	$2,485,780	$306,223	$4,027,550	$1,063,554
Marketing service fee	—	—	—	150,000
Loss from operations	(2,485,780)	(306,223)	(4,027,550)	(1,213,554)

Other Income (Expense)
Change in fair value of warrant liabilities	(227,000)	1,362,000	(681,000)	9,761,000
Recovery of offering costs allocated to warrants	309,534	—	309,534	—
Operating account interest income	2,434	2,481	13,363	2,906
Income from Trust Account	784,704	1,059,933	4,604,705	1,412,159
Total other income, net	869,672	2,424,414	4,246,602	11,176,065

(Loss) Income before provision for income taxes	(1,616,108)	2,118,191	219,052	9,962,511
Provision for income taxes	(154,799)	(212,593)	(938,294)	(230,387)
Net (loss) income	$(1,770,907)	$1,905,598	$(719,242)	$9,732,124

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	5,702,791	23,000,000	12,925,801	23,000,000
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.15)	$0.07	$(0.04)	$0.34
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.15)	$0.07	$(0.04)	$0.34

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2023	5,750,000	$575	$—	$(9,955,785)	$(9,955,210)
Net income	—	—	—	1,522,559	1,522,559
Remeasurement for Class A common stock to redemption amount	—	—	—	(1,961,604)	(1,961,604)
Balance as of March 31, 2023	5,750,000	575	—	(10,394,830)	(10,394,255)
Excise tax payable in connection with redemptions	—	—	—	(1,798,606)	(1,798,606)
Net loss	—	—	—	(470,894)	(470,894)
Extension funding of Trust Account	—	—	—	(487,500)	(487,500)
Remeasurement adjustment of carrying value of Class A common stock to redemption amount	—	—	—	(811,227)	(811,227)
Balance as of June 30, 2023	5,750,000	575	—	(13,963,057)	(13,962,482)
Net loss	—	—	—	(1,770,907)	(1,770,907)
Waiver of Deferred Underwriters’ Fee	—	—	—	8,340,466	8,340,466
Extension funding of Trust Account	—	—	—	(487,500)	(487,500)
Remeasurement adjustment of carrying value of Class A common stock to redemption amount	—	—	—	(631,704)	(631,704)
Balance as of September 30, 2023	5,750,000	$575	$—	$(8,512,702)	$(8,512,127)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2022	5,750,000	$575	$—	$(19,065,219)	$(19,064,644)
Net income	—	—	—	5,063,861	5,063,861
Balance as of March 31, 2022	5,750,000	575	—	(14,001,358)	(14,000,783)
Remeasurement adjustment of carrying value of Class A common stock to redemption amount	—	—	—	(63,360)	(63,360)
Net income	—	—	—	2,762,665	2,762,665
Balance as of June 30, 2022	5,750,000	575	—	(11,302,053)	(11,301,478)
Remeasurement adjustment of carrying value of Class A common stock to redemption amount	—	—	—	(971,387)	(971,387)
Net income	—	—	—	1,905,598	1,905,598
Balance as of September 30, 2022	5,750,000	$575	$—	$(10,367,842)	$(10,367,267)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(719,242)	$9,732,124
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	681,000	(9,761,000)
Recovery of offering costs allocated to warrants	(309,534)	—
Income from investments held in Trust Account	(4,604,705)	(1,412,159)
Changes in assets and liabilities:
Prepaid expenses	323,705	317,559
Accounts payable and accrued expenses	2,731,643	148,370
Franchise tax payable	(33,303)	230,387
Marketing service fee	—	150,000
Due to related party	90,000	—
Income taxes payable	(639,735)	(162,410)
Net cash used in operating activities	(2,480,171)	(757,129)

Cash flows from investing activities:
Trust extension funding	(975,000)	—
Cash withdrawn from Trust Account in connection with redemption	179,860,588	—
Cash withdrawn from Trust Account to pay taxes obligation	1,217,500	312,592
Net cash provided by investing activities	180,103,088	312,592

Cash flows from financing activities:
Redemption of common stock	(179,860,588)	—
Proceeds from issuance of promissory note to related party	1,025,000	—
Net cash used in financing activities	(178,835,588)	—

Net change in cash	(1,212,671)	(444,537)
Cash, beginning of the period	1,426,006	1,393,939
Cash, end of the period	$213,335	$949,402

Supplemental disclosure of cash flow information:
Remeasurement adjustment of carrying value of Class A common stock to redemption amount	$4,379,535	$1,034,747
Excise tax payable in connection with redemption	$1,798,606	$—
Impact of the waiver of deferred commission by the underwriters	$8,340,466	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the Initial Public Offering (“IPO”) (as defined below), and since the closing of the IPO, the search for a prospective initial business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Upon the closing of the IPO, $10.20 per Unit sold in the IPO (including the full exercise of the underwriters’ over-allotment option) and the proceeds of the sale of the Private Placement Warrants, are held in a trust account (“Trust Account”) and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The trust account is intended as a holding place for funds pending the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s Class A common stock the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by December 1, 2023 (as extended) or (ii) with respect to any other provisions relating to the rights of holders of the Company’s Class A common stock, and (c) the redemption of the Company’s public shares if the Company has not consummated the initial Business Combination by December 1, 2023, (as extended) subject to applicable law.

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

The Sponsor, officers and directors entered into a letter agreement with us, pursuant to which they have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of the initial Business Combination and a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) that would modify the substance or timing of the Company’s obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by December 1, 2023 (as extended) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A commons stock and (ii) to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fails to consummate an initial Business Combination by December 1, 2023 (as extended) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame). Further, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor. If the Company submits the initial Business Combination to the Company’s public stockholders for a vote, the Company will complete the initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination.

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

As disclosed in the proxy statement relating to the Extension Meeting, the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan, within ten (10) business days of the date of the Extension Meeting, of the lesser of (a) an aggregate of $487,500 or (b) $0.0975 per share that is not redeemed in connection with the Extension Meeting, to be deposited into the Trust Account. In addition, in the event the Company does not consummate an initial business combination by August 1, 2023, the Lender may contribute to the Company the lesser of (a) $162,500 or (b) $0.0325 per each share of public stock that is not redeemed in connection with the Extension Meeting as a loan to be deposited into the Trust Account for each of nine one-month extensions following August 1, 2023. As of September 30, 2023 a total of $975,000 has been paid regarding the extensions. In October 2023 the Company deposited an additional $162,500 in the Trust Account, for an aggregate of $1,137,500, to extend the Termination Date to December 1, 2023.

In association with the approval of the Extension Amendment Proposal, on May 9, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to the Sponsor and the Sponsor funded deposits into the Trust Account. The Promissory Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. Up to the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO.

Proposed Business Combination

On September 12, 2023, Focus Impact Acquisition Corp., a Delaware corporation (“FIAC”) entered into a Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, collectively, the “Business Combination”), by and among FIAC, Focus Impact Amalco Sub Ltd., a company existing under the laws of the Province of British Columbia (“Amalco Sub”) and DevvStream Holdings Inc., a company existing under the Laws of the Province of British Columbia (“Devvstream”). Pursuant to the Business Combination Agreement, among other things FIAC will acquire DevvStream for consideration of shares in FIAC following its continuance to the Province of Alberta (as further explained below). The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the mergers and the other transactions contemplated thereby, are summarized below.

Structure of the Business Combination

The acquisition is structured as a continuance followed by an amalgamation transaction, resulting in the following:

(a)
prior to the Effective Time, FIAC will continue (the “FIAC Continuance”) from the State of Delaware under the Delaware General Corporation Law (“DGCL”) to the Province of Alberta under the Business Corporations Act (Alberta) (“ABCA”) and change its name to DevvStream Corp. (“New PubCo”).

(b)
following the FIAC Continuance, and in accordance with the applicable provisions of the Plan of Arrangement and the Business Corporations Act (British Columbia) (the “BCBCA”), Amalco Sub and DevvStream will amalgamate to form one corporate entity (“Amalco”) in accordance with the terms of the BCBCA (the “Amalgamation”), and as a result of the Amalgamation, (i) each Company Share issued and outstanding immediately prior to the Effective Time will be automatically exchanged for that certain number of New PubCo Common Shares equal to the applicable Per Common Share Amalgamation Consideration, (ii) each Company Option and Company RSU issued and outstanding immediately prior to the Effective Time will be cancelled and converted into Converted Options and Converted RSUs, respectively, in an amount equal to the Company Shares underlying such Company Option or Company RSU, respectively, multiplied by the Common Conversion Ratio (and, for Company Options, at an adjusted exercise price equal to the exercise price for such Company Option prior to the Effective Time divided by the Common Conversion Ratio), (iii) each Company Warrant issued and outstanding immediately prior to the Effective Time shall become exercisable for New PubCo Common Shares in an amount equal to the Company Shares underlying such Company Warrant multiplied by the Common Conversion Ratio (and at an adjusted exercise price equal to the exercise price for such Company Warrant prior to the Effective Time divided by the Common Conversion Ratio), (iv) each holder of Company Convertible Notes, if any, issued and outstanding immediately prior to the Effective Time will first receive Company Shares and then New PubCo Common Shares in accordance with the terms of such Company Convertible Notes and (v) each common share of Amalco Sub issued and outstanding immediately prior to the Effective Time will be automatically exchanged for one common share of Amalco (the FIAC Continuance and the Amalgamation, together with the other transactions related thereto, the “Proposed Transactions”).

(c)
Simultaneously with the execution of the Business Combination Agreement, FIAC and Focus Impact Sponsor, LLC, a Delaware limited liability company (“FIAC Sponsor”) entered into a Sponsor Side Letter, pursuant to which, among other things, FIAC Sponsor agreed to forfeit (i) 10% of its SPAC Class B Shares effective as of the consummation of the Continuance at the closing of the Proposed Transactions and (ii) with FIAC Sponsor’s consent, up to 30% of its SPAC Class B Shares and/or warrants in connection with financing or non-redemption arrangements, if any, entered into prior to consummation of the Business Combination Pursuant to the Sponsor Side Letter, FIAC Sponsor also agreed to (1) certain transfer restrictions with respect to SPAC securities, lock-up restrictions (terminating upon the earlier of: (A) 360 days after the Closing Date, (B) a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New PubCo’s stockholders having the right to exchange their equity for cash, securities or other property or (C) subsequent to the Closing Date, the closing price of the New Pubco Common Shares equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing) and (2) to vote any FIAC shares held by it in favor of the Business Combination Agreement, the Arrangement Resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing.

(d)
In addition, contemporaneously with the execution of the Business Combination Agreement, DevvStream, FIAC and each of Devvio, Inc., the majority and controlling shareholder of DevvStream, and DevvStream’s directors and officers (the “Core Company Securityholders”) entered into Company Support & Lock-Up Agreements (the “Company Support Agreements”), pursuant to which, among other things, (i) each of the Core Company Securityholders agreed to vote any Company Shares held by him, her or it in favor of the Business Combination Agreement, the Arrangement Resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing, and (ii) each of the Core Company Securityholders has agreed to certain transfer restrictions with respect to DevvStream securities prior to the Effective Time and lock-up restrictions with respect to the New PubCo Common Shares to be received by such Core Company Securityholder under the Business Combination Agreement, which lock-up restrictions are consistent with those agreed to by FIAC Sponsor in the Sponsor Side Letter.

Consideration

The aggregate consideration to be paid to DevvStream shareholders and securityholders is that number of New PubCo Common Shares (or, with respect to Company Options, Company RSUs and Company Warrants, a number of Converted Options, Converted Options and Converted Warrants consistent with the aforementioned conversion mechanics) equal to (a) (i) $145 million plus (ii) the aggregate exercise price of all in-the-money options and warrants immediately prior to the Effective Time (or exercised in cash prior to the Effective Time) divided by (b) $10.20 (the “Share Consideration”). The Share Consideration is allocated among DevvStream shareholders and securityholders as set forth in the Business Combination Agreement.

Closing

The Closing will be on a date no later than two Business Days following the satisfaction or waiver of all of the closing conditions. It is expected that the Closing will occur on or before June 12, 2024. The Business Combination Agreement contains customary representations, warranties and covenants of (a) DevvStream and (b) FIAC and Amalco Sub relating to, among other things, their ability and authority to enter into the Business Combination Agreement and their capitalization and operations.

Expenses

The Business Combination Agreement provides for the following with respect to expenses related to the Proposed Transactions

•	If the Proposed Transactions are consummated, New PubCo will bear Expenses of the parties, including the SPAC Specified Expenses and any Excise Tax Liability (as defined below).
•
If (a) FIAC or DevvStream terminate the Business Combination Agreement as a result of a mutual written consent, the Required SPAC Shareholder Approval not being obtained, or the Effective Time not occurring by the Outside Date or (b) DevvStream terminates the Business Combination Agreement due to a breach of any representation or warranty by FIAC or Amalco Sub, then all Expenses incurred in connection with the Business Combination Agreement and the Proposed Transactions will be paid by the party incurring such Expenses, and no party will have any liability to any other party for any other expenses or fees.

•
If (a) FIAC or DevvStream terminate the Business Combination Agreement due to the Required Company Shareholder Approval not being obtained or (b) DevvStream terminates the Business Combination Agreement due to a Change in Recommendation by DevvStream’s board of directors or DevvStream entering into a Superior Proposal or (c) FIAC terminates the Business Combination Agreement due to a breach of any representation or warranty by DevvStream or a Company Material Adverse Effect, DevvStream will pay to FIAC all Expenses incurred by FIAC in connection with the Business Combination Agreement and the Proposed Transactions up to the date of such termination (including (i) SPAC Specified Expenses incurred in connection with the transactions, including SPAC Extension Expenses and (ii) any Excise Tax Liability provided that, solely with respect to Excise Tax Liability, notice of such termination is provided after December 1, 2023).

Sponsor Side Letter

In connection with signing the Business Combination Agreement, FIAC and FIAC Sponsor entered into a letter agreement, dated September 12, 2023 (the “Sponsor Side Letter”), pursuant to which FIAC Sponsor agreed to forfeit (i) 10% of its SPAC Class B Shares effective as of the consummation of the Continuance at the closing of the Proposed Transactions and (ii) with FIAC Sponsor’s consent, up to 30% of its SPAC Class B Shares and/or warrants in connection with financing or non-redemption arrangements, if any, entered into prior to consummation of the Business Combination if any, negotiated by the Effective Date. Pursuant to the Sponsor Side Letter, FIAC Sponsor also agreed to (1) certain transfer restrictions with respect to SPAC securities, lock-up restrictions (terminating upon the earlier of: (A) 360 days after the Closing Date, (B) a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New PubCo’s stockholders having the right to exchange their equity for cash, securities or other property or (C) subsequent to the Closing Date, the closing price of the New Pubco Common Shares equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing) and (2) to vote any SPAC Shares held by it in favor of the Business Combination Agreement, the Arrangement Resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing.

Company Support & Lock-up Agreement

In connection with signing the Business Combination Agreement, Devvstream, FIAC and the Core Company Securityholders entered into the Company Support Agreements, dated September 12, 2023, pursuant to which (i) each of the Core Company Securityholders agreed to vote any Company Shares held by him, her or it in favor of the Business Combination Agreement, the Arrangement Resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing, and (ii) each of the Core Company Securityholders has agreed to certain transfer restrictions with respect to DevvStream securities prior to the Effective Time and lock-up restrictions with respect to the New PubCo Common Shares to be received by such Core Company Securityholder under the Business Combination Agreement, which lock-up restrictions are consistent with those agreed to by FIAC Sponsor in the Sponsor Side Letter.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, working capital deficiency, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until May 1, 2024 (as extended with required funding in the Trust Account) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 1, 2024 (as extended with required funding in the Trust Account).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had cash of $213,335 and $1,426,006, respectively, and no cash equivalents.

Investment Held in Trust Account

Investments held in the Trust Account are held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

Net (Loss) Income Per Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stockholders. Private and public warrants to purchase 22,700,000 Class A common stock at $11.50 per share were issued on November 1, 2021. No warrants were exercised during the three and nine months ended September 30, 2023 and 2022. The calculation of diluted (loss) income per common stock does not consider the effect of the warrants issued in connection with (i) the Initial Public Offering, (ii) the exercise of the over-allotment and (iii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods. Accretion associated with the redeemable Class A common stock is excluded from (loss) income per common stock as the redemption value approximates fair value.

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(881,804)	$(889,103)	$1,524,478	$381,120
Denominator:
Weighted average shares outstanding	5,702,791	5,750,000	23,000,000	5,750,000
Basic and diluted net (loss) income per share	$(0.15)	$(0.15)	$0.07	$0.07

	For the Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(497,798)	$(221,444)	$7,785,699	$1,946,425
Denominator:
Weighted average shares outstanding	12,925,801	5,750,000	23,000,000	5,750,000
Basic and diluted net (loss) income per share	$(0.04)	$(0.04)	$0.34	$0.34

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

Warrant Liability

The Company accounted for the 22,700,000 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the warrant instrument as a liability at fair value and will adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of privately-held warrants was estimated using an internal valuation model. Our valuation model utilized inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was (9.58)% and 10.04% for the three months ended September 30, 2023 and 2022, respectively, and 428.34% and 2.31% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets, Business Combination expenses subsequent to signing a letter of intent, recovery of offering costs allocated to warrants, and a change in the fair value of the warrants.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year.  The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through September 30, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Common Stock Subject to Possible Redemption

All of the common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Class A common stock have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

	September 30, 2023	December 31, 2022
As of beginning of the period	$237,020,680	$234,600,000
Less:
Redemptions	(179,860,588)	—
Plus:
Extension funding of Trust Account	975,000	—
Remeasurement adjustment of carrying value to redemption value	3,404,535	2,420,680
Class A common stock subject to possible redemption	$61,539,627	$237,020,680

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. On May 9, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to the Sponsor and the Sponsor funded the initial principal amount of $487,500. At September 30, 2023 and December 31, 2022, $1,025,000 and $0 was outstanding and reported on the condensed balance sheets as Promissory note - related party.

Administrative Fees

The Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000 in administrative support fees, respectively. For the three and nine months ended September 30, 2022, the Company incurred $26,146 and $78,283 in administrative support fees, respectively. No amounts have been paid for the administrative fee. At September 30, 2023 and December 31, 2022, $210,000 and $120,000 is reported on the condensed balance sheets under due to related party for this fee, respectively.

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

Underwriter Agreement

The underwriters were entitled to a deferred underwriting commission of approximately $0.376 per unit sold in the IPO, or $8,650,000 in the aggregate (including the commission related to the underwriters’ exercise of the over-allotment option) upon the completion of the Company’s initial Business Combination. In the third quarter 2023, the underwriters waived any right to receive the deferred underwriting commission and will therefore receive no additional underwriting commissions in connection with the Closing. As a result, the Company recognized $309,534 of income and $8,340,466 was recorded to accumulated deficit in relation to the reduction of the deferred underwriter fee. As of September 30, 2023 and December 31, 2022, the deferred underwriting fee is $0 and $8,650,000, respectively.

The Company complies with ASC 405 “Liabilities” and derecognized the deferred underwriting commission liability upon being released of the obligation by the underwriters. To account for the waiver of the deferred underwriting commission, the Company reduced the deferred underwriter commission liability to $0 and reversed the previously recorded cost of issuing the instruments in the IPO, which included recognizing a contra-expense of $309,534, which is the amount previously allocated to liability classified warrants and expensed upon the IPO, and reduced the accumulated deficit and increased income available to Class B common stock by $8,650,000, which was previously allocated to the Class A common stock subject to redemption and accretion recognized at the IPO date.

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

Excise Tax

In connection with the Extension Meeting to amend the Company’s amended and restated certificate of incorporation, holders of 17,297,209 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of $179,860,588. As such, the Company has recorded a 1% excise tax liability in the amount of $1,798,606 on the condensed balance sheets as of September 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2023
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$61,539,627	$—	$—
Liabilities
Public Warrants	$920,000	$—	$—
Private Warrants	$—	$—	$896,000
Working Capital Loan conversion option	$—	$—	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$237,038,010	$—	$—
Liabilities
Public Warrants	$575,000	$—	$—
Private Warrants	$—	$—	$560,000

Measurement

The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement.

The key inputs into the binomial lattice model were as follows at September 30, 2023 and December 31, 2022:

Input	September 30, 2023	December 31, 2022
Risk-free interest rate	4.55%	3.95%
Expected term to initial Business Combination (years)	0.25	0.25
Expected volatility	de minimis	de minimis
Common stock price	$10.79	$10.18
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s warrants classified as Level 3 for the period ended September 30, 2023 and December 31, 2022:

Fair Value at December 31, 2022 – private warrants	$560,000
Change in fair value	—
Fair Value at March 31, 2023 – private warrants	$560,000
Change in fair value	224,000
Fair Value at June 30, 2023 – private warrants	$784,000
Change in fair value	112,000
Fair Value at September 30, 2023 – private warrants	$896,000

Note 8 - Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 5,702,791 and 23,000,000 shares subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common stock. At September 30, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On October 16, 2023, the “Company”, received a written notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was no longer in compliance with Nasdaq Listing Rule 5450(a)(2), which requires a minimum of 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Public Holders Rule”).

The Notice states that the Company has 45 calendar days from the date of the Notice to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company intends to submit a compliance plan within the specified period and take all reasonable measures available to regain compliance under the Minimum Public Holders Rule. If Nasdaq accepts the compliance plan, the Company will be granted an extension of time to regain compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the compliance plan, the Company will have the opportunity to appeal the decision to the Nasdaq Hearings Panel.

The Notice has no immediate effect on the listing of the Company’s units, Class A common stock or warrants on the Nasdaq Global Market while the Company prepares and submits a compliance plan.

There can be no assurance that the compliance plan will be accepted by Nasdaq or that the Company will be able to regain compliance with the minimum requirements of the Minimum Public Holders Rule or will otherwise be in compliance with other Nasdaq listing criteria.

Trust Funding

On October 31, 2023, the Company deposited an additional $162,500 in the Trust Account, for an aggregate of $1,137,500, to extend the Termination Date to December 1, 2023.

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

In association with the approval of the Extension Amendment Proposal, on May 9, 2023, we issued the Promissory Note to the Sponsor and the Sponsor funded deposits into the Trust Account. The Promissory Note does not bear interest and matures upon closing of our initial Business Combination. In the event that we do not consummate a Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. Up to the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the IPO.

As of the date of this filing, the Company has deposited an aggregate of $1,137,500 into the Trust Account to extend the Termination Date to December 1, 2023.

Proposed Business Combination

On September 12, 2023, Focus Impact Acquisition Corp., a Delaware corporation (“FIAC”) entered into a Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, collectively, the “Business Combination”), by and among FIAC, Focus Impact Amalco Sub Ltd., a company existing under the laws of the Province of British Columbia (“Amalco Sub”) and DevvStream Holdings Inc., a company existing under the Laws of the Province of British Columbia (“Devvstream”). Pursuant to the Business Combination Agreement, among other things FIAC will acquire DevvStream for consideration of shares in FIAC following its continuance to the Province of Alberta (as further explained below). The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the mergers and the other transactions contemplated thereby, are summarized below.

Structure of the Business Combination

The acquisition is structured as a continuance followed by an amalgamation transaction, resulting in the following:

(e)
prior to the Effective Time, FIAC will continue (the “FIAC Continuance”) from the State of Delaware under the Delaware General Corporation Law (“DGCL”) to the Province of Alberta under the Business Corporations Act (Alberta) (“ABCA”) and change its name to DevvStream Corp. (“New PubCo”).

(f)
following the FIAC Continuance, and in accordance with the applicable provisions of the Plan of Arrangement and the Business Corporations Act (British Columbia) (the “BCBCA”), Amalco Sub and DevvStream will amalgamate to form one corporate entity (“Amalco”) in accordance with the terms of the BCBCA (the “Amalgamation”), and as a result of the Amalgamation, (i) each Company Share issued and outstanding immediately prior to the Effective Time will be automatically exchanged for that certain number of New PubCo Common Shares equal to the applicable Per Common Share Amalgamation Consideration, (ii) each Company Option and Company RSU issued and outstanding immediately prior to the Effective Time will be cancelled and converted into Converted Options and Converted RSUs, respectively, in an amount equal to the Company Shares underlying such Company Option or Company RSU, respectively, multiplied by the Common Conversion Ratio (and, for Company Options, at an adjusted exercise price equal to the exercise price for such Company Option prior to the Effective Time divided by the Common Conversion Ratio), (iii) each Company Warrant issued and outstanding immediately prior to the Effective Time shall become exercisable for New PubCo Common Shares in an amount equal to the Company Shares underlying such Company Warrant multiplied by the Common Conversion Ratio (and at an adjusted exercise price equal to the exercise price for such Company Warrant prior to the Effective Time divided by the Common Conversion Ratio), (iv) each holder of Company Convertible Notes, if any, issued and outstanding immediately prior to the Effective Time will first receive Company Shares and then New PubCo Common Shares in accordance with the terms of such Company Convertible Notes and (v) each common share of Amalco Sub issued and outstanding immediately prior to the Effective Time will be automatically exchanged for one common share of Amalco (the FIAC Continuance and the Amalgamation, together with the other transactions related thereto, the “Proposed Transactions”).

(g)
Simultaneously with the execution of the Business Combination Agreement, FIAC and Focus Impact Sponsor, LLC, a Delaware limited liability company (“FIAC Sponsor”) entered into a Sponsor Side Letter, pursuant to which, among other things, FIAC Sponsor agreed to forfeit (i) 10% of its SPAC Class B Shares effective as of the consummation of the Continuance at the closing of the Proposed Transactions and (ii) with FIAC Sponsor's consent, up to 30% of its SPAC Class B Shares and/or warrants in connection with financing or non-redemption arrangements, if any, entered into prior to consummation of the Business Combination Pursuant to the Sponsor Side Letter, FIAC Sponsor also agreed to (1) certain transfer restrictions with respect to SPAC securities, lock-up restrictions (terminating upon the earlier of: (A) 360 days after the Closing Date, (B) a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New PubCo’s stockholders having the right to exchange their equity for cash, securities or other property or (C) subsequent to the Closing Date, the closing price of the New Pubco Common Shares equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing) and (2) to vote any FIAC shares held by it in favor of the Business Combination Agreement, the Arrangement Resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing.

(h)
In addition, contemporaneously with the execution of the Business Combination Agreement, DevvStream, FIAC and each of Devvio, Inc., the majority and controlling shareholder of DevvStream, and DevvStream’s directors and officers (the “Core Company Securityholders”) entered into Company Support & Lock-Up Agreements (the “Company Support Agreements”), pursuant to which, among other things, (i) each of the Core Company Securityholders agreed to vote any Company Shares held by him, her or it in favor of the Business Combination Agreement, the Arrangement Resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing, and (ii) each of the Core Company Securityholders has agreed to certain transfer restrictions with respect to DevvStream securities prior to the Effective Time and lock-up restrictions with respect to the New PubCo Common Shares to be received by such Core Company Securityholder under the Business Combination Agreement, which lock-up restrictions are consistent with those agreed to by FIAC Sponsor in the Sponsor Side Letter.

Consideration

The aggregate consideration to be paid to DevvStream shareholders and securityholders is that number of New PubCo Common Shares (or, with respect to Company Options, Company RSUs and Company Warrants, a number of Converted Options, Converted Options and Converted Warrants consistent with the aforementioned conversion mechanics) equal to (a) (i) $145 million plus (ii) the aggregate exercise price of all in-the-money options and warrants immediately prior to the Effective Time (or exercised in cash prior to the Effective Time) divided by (b) $10.20 (the “Share Consideration”). The Share Consideration is allocated among DevvStream shareholders and securityholders as set forth in the Business Combination Agreement.

Closing

The Closing will be on a date no later than two Business Days following the satisfaction or waiver of all of the closing conditions. It is expected that the Closing will occur on or before June 12, 2024. The Business Combination Agreement contains customary representations, warranties and covenants of (a) DevvStream and (b) FIAC and Amalco Sub relating to, among other things, their ability and authority to enter into the Business Combination Agreement and their capitalization and operations.

Expenses

The Business Combination Agreement provides for the following with respect to expenses related to the Proposed Transactions

•	If the Proposed Transactions are consummated, New PubCo will bear Expenses of the parties, including the SPAC Specified Expenses and any Excise Tax Liability (as defined below).
•
If (a) FIAC or DevvStream terminate the Business Combination Agreement as a result of a mutual written consent, the Required SPAC Shareholder Approval not being obtained, or the Effective Time not occurring by the Outside Date or (b) DevvStream terminates the Business Combination Agreement due to a breach of any representation or warranty by FIAC or Amalco Sub, then all Expenses incurred in connection with the Business Combination Agreement and the Proposed Transactions will be paid by the party incurring such Expenses, and no party will have any liability to any other party for any other expenses or fees.

•
If (a) FIAC or DevvStream terminate the Business Combination Agreement due to the Required Company Shareholder Approval not being obtained or (b) DevvStream terminates the Business Combination Agreement due to a Change in Recommendation by DevvStream’s board of directors or DevvStream entering into a Superior Proposal or (c) FIAC terminates the Business Combination Agreement due to a breach of any representation or warranty by DevvStream or a Company Material Adverse Effect, DevvStream will pay to FIAC all Expenses incurred by FIAC in connection with the Business Combination Agreement and the Proposed Transactions up to the date of such termination (including (i) SPAC Specified Expenses incurred in connection with the transactions, including SPAC Extension Expenses and (ii) any Excise Tax Liability provided that, solely with respect to Excise Tax Liability, notice of such termination is provided after December 1, 2023).

Sponsor Side Letter

In connection with signing the Business Combination Agreement, FIAC and FIAC Sponsor entered into a letter agreement, dated September 12, 2023 (the “Sponsor Side Letter”), pursuant to which FIAC Sponsor agreed to forfeit (i) 10% of its SPAC Class B Shares effective as of the consummation of the Continuance at the closing of the Proposed Transactions and (ii) with FIAC Sponsor's consent, up to 30% of its SPAC Class B Shares and/or warrants in connection with financing or non-redemption arrangements, if any, entered into prior to consummation of the Business Combination if any, negotiated by the Effective Date. Pursuant to the Sponsor Side Letter, FIAC Sponsor also agreed to (1) certain transfer restrictions with respect to SPAC securities, lock-up restrictions (terminating upon the earlier of: (A) 360 days after the Closing Date, (B) a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New PubCo’s stockholders having the right to exchange their equity for cash, securities or other property or (C) subsequent to the Closing Date, the closing price of the New Pubco Common Shares equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing) and (2) to vote any SPAC Shares held by it in favor of the Business Combination Agreement, the Arrangement Resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing.

Company Support & Lock-up Agreement

In connection with signing the Business Combination Agreement, Devvstream, FIAC and the Core Company Securityholders entered into the Company Support Agreements, dated September 12, 2023, pursuant to which (i) each of the Core Company Securityholders agreed to vote any Company Shares held by him, her or it in favor of the Business Combination Agreement, the Arrangement Resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing, and (ii) each of the Core Company Securityholders has agreed to certain transfer restrictions with respect to DevvStream securities prior to the Effective Time and lock-up restrictions with respect to the New PubCo Common Shares to be received by such Core Company Securityholder under the Business Combination Agreement, which lock-up restrictions are consistent with those agreed to by FIAC Sponsor in the Sponsor Side Letter.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination, raises substantial doubt about our ability to continue as a going concern. We have until December 1, 2023 (as extended) to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 1, 2023.

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

Results of Operations

As of September 30, 2023, we have not commenced any operations. All activity for the period from February 23, 2021 (inception) through September 30, 2023 relates to our formation and the Initial Public Offering, and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net loss of $1,770,907 resulting from $2,485,780 in operating costs, $227,000 in change in fair value of warrants and $154,799 in provision for income taxes, partially offset by a recovery of offering costs allocated to warrants of $309,534, interest income from operating account of $2,434 and $784,704 in trust earnings.

For the three months ended September 30, 2022, we had net income of $1,905,598 resulting from $1,362,000 in change in fair value of warrants, interest income from operating account of $2,481 and $1,059,933 in trust earnings partially offset by $212,593 in provision for income taxes and $306,223 in operating costs.

For the nine months ended September 30, 2023, we had net loss of $719,242 resulting from $4,027,550 in operating costs, $681,000 in change in fair value of warrants and $938,294 in provision for income taxes partially offset by a recovery of offering costs allocated to warrants of $309,534, interest income from operating account of $13,363 and $4,604,705 in trust earnings.

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

Underwriter Agreement

The underwriters were entitled to a deferred underwriting commission of approximately $0.376 per unit sold in the IPO, or $8,650,000 in the aggregate (including the commission related to the underwriters’ exercise of the over-allotment option) upon the completion of the Company’s initial Business Combination. In the third quarter 2023, the underwriters waived any right to receive the deferred underwriting commission and will therefore receive no additional underwriting commissions in connection with the Closing. As a result, the Company recognized $309,534 of income and $8,340,466 was recorded to accumulated deficit in relation to the reduction of the deferred underwriter fee. As of September 30, 2023 and December 31, 2022, the deferred underwriting fee is $0 and $8,650,000, respectively.

To account for the waiver of the deferred underwriting fee, the Company analogized to the SEC staff’s guidance on accounting for reducing a liability for “trailing fees”. Upon the waiver of the deferred underwriter fee, the Company reduced the deferred underwriter liability to $0 and reversed the previously recorded cost of issuing the instruments in the IPO, which included recognizing a contra-expense of $309,534, which is the amount previously allocated to liability classified warrants and expensed upon the IPO, and reduced the accumulated deficit and increased income available to Class B common stock by $8,650,000, which was previously allocated to the Class A common stock subject to redemption and accretion recognized at the IPO date.

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

Critical Accounting Policies

Common Stock Subject to Possible Redemption

All of the common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Class A common stock have been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net (Loss) Income Per Common Stock

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriter. At September 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of us. As a result, diluted (loss) income per common stock is the same as basic (loss) income per common stock for the period presented.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

Exhibit Number	Description of Exhibit

2.1†	Business Combination Agreement (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 13, 2023)

10.1	Sponsor Side Letter (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 13, 2023)

10.2	Form of Company Support & Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 13, 2023)

10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on September 13, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

†
Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2023.

FOCUS IMPACT ACQUISITION CORP.

/s/ Carl Stanton
Name:	Carl Stanton
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ernest Lyles
Name:	Ernest Lyles
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)