Form 10-K
period 2023-12-31
Focus Impact Acquisition Corp.
filed 2024-04-08
CIK 1854480

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal period ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

FOCUS IMPACT ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-40977	86-2433757
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 33rd Floor
New York, NY 10105
(212) 213-0243

Not Applicable

(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, 0.0001 par value, and one-half of one warrant	FIACU	The Nasdaq Stock Market LLC
Class A common stock	FIAC	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of 11.50	FIACW	The Nasdaq Stock Market LLC

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2023, computed by reference to the closing price for the Class A common stock on such date, as reported on the Nasdaq Stock Market LLC, was approximately $60,335,530.

As of April 5, 2024, 6,717,578 shares of Class A common stock, par value $0.0001, and 750,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

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

“initial public offering” are to our initial public offering consummated on November 1, 2021.

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

“trust account” are to the trust account established in connection with our initial public offering;

“underwriters” are to Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, CastleOak Securities, L.P. and Siebert Williams Shank & Co., LLC; and

“we,” “us,” “our,” “company,” “FIAC,” the “Company” or “our Company” are to Focus Impact Acquisition Corp.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology.  There can be no assurance that actual results will not materially differ from expectations.  Such statements include, but are not limited to, any statements relating to our ability to consummate our proposed business combination with DevvStream (as defined below) or other business combination and any other statements that are not statements of current or historical facts.  These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our proposed business with DevvStream;

•	our expectations around the performance of DevvStream or any other prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

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

Proposed Business Combination

On September 12, 2023, we entered into a Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, collectively, the “Business Combination”), by and among FIAC, Focus Impact Amalco Sub Ltd., a company existing under the laws of the Province of British Columbia (“Amalco Sub”) and DevvStream Holdings Inc., a company existing under the Laws of the Province of British Columbia (“DevvStream”). Pursuant to the Business Combination Agreement, among other things FIAC will acquire DevvStream for consideration of shares in FIAC following its continuance to the Province of Alberta (as further explained below). The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the mergers and the other transactions contemplated thereby, are summarized below.

Structure of the Business Combination

The acquisition is structured as a continuance followed by an amalgamation transaction, resulting in the following:

1.
prior to the effective time of the Amalgamation (as defined below) (the “Effective Time”), FIAC will continue (the “FIAC Continuance”) from the State of Delaware under the Delaware General Corporation Law (“DGCL”) to the Province of Alberta under the Business Corporations Act (Alberta) (“ABCA”) and change its name to DevvStream Corp. (“New PubCo”).

2.
following the FIAC Continuance, and in accordance with the applicable provisions of the Plan of Arrangement and the Business Corporations Act (British Columbia) (the “BCBCA”), Amalco Sub and DevvStream will amalgamate to form one corporate entity (“Amalco”) in accordance with the terms of the BCBCA (the “Amalgamation”), and as a result of the Amalgamation, (i) each multiple voting share of DevvStream, without par value (the “Multiple Voting Company Shares”) and each subordinate voting share of DevvStream, without par value (the “Subordinated Voting Company Shares” and together with the Multiple Voting Company Shares, the “Company Shares”)  issued and outstanding immediately prior to the Effective Time will be automatically exchanged for that certain number of common shares of New PubCo (“New PubCo Common Shares”) equal to the applicable Per Common Share Amalgamation Consideration (as defined below), (ii) each option to purchase Company Shares (each a “Company Option”) and each restricted stock unit representing the right to receive payment in Company Shares (a “Company RSU”) issued and outstanding immediately prior to the Effective Time will be cancelled and converted into an option to purchase a number of New PubCo Common Shares (“Converted Options”) and New PubCo restricted stock units, representing the right to receive a number of New PubCo Common Shares (“Converted RSUs”), respectively, in an amount equal to the Company Shares underlying such Company Option or Company RSU, respectively, multiplied by the Common Conversion Ratio (as defined below, and, for Company Options, at an adjusted exercise price equal to the exercise price for such Company Option prior to the Effective Time divided by the Common Conversion Ratio), (iii) each warrant exercisable for Company Shares (a “Company Warrant”) issued and outstanding immediately prior to the Effective Time shall become exercisable for New PubCo Common Shares in an amount equal to the Company Shares underlying such Company Warrant multiplied by the Common Conversion Ratio (and at an adjusted exercise price equal to the exercise price for such Company Warrant prior to the Effective Time divided by the Common Conversion Ratio), (iv) each holder of convertible notes to be issued by DevvStream (the “Company Convertible Notes”), if any, issued and outstanding immediately prior to the Effective Time will first receive Company Shares and then New PubCo Common Shares in accordance with the terms of such Company Convertible Notes and (v) each common share of Amalco Sub issued and outstanding immediately prior to the Effective Time will be automatically exchanged for one common share of Amalco (the FIAC Continuance and the Amalgamation, together with the other transactions related thereto, the “Proposed Transactions”).

The “Per Common Share Amalgamation Consideration” means (i) with respect to each Multiple Voting Company Share, an amount of New PubCo Common Shares equal to (a) ten (10), multiplied by (b) the Common Conversion Ratio, and (ii) with respect to the Subordinated Voting Company Share, an amount of New PubCo Common Shares equal to the Common Conversion Ratio. The “Common Conversion Ratio” means, in respect of a common share of DevvStream, the number equal to the Common Amalgamation Consideration divided by the Fully Diluted Common Shares Outstanding. The “Common Amalgamation Consideration” means (a)(i) $145 million plus (ii) the aggregate exercise price of all in-the-money Company Options and Company Warrants outstanding immediately prior to the Effective Time (or exercised in cash prior to the Effective Time) divided by (b) $10.20. The “Fully Diluted Common Shares Outstanding” means, without duplication, at any measurement time (a)(i) ten (10), multiplied by (ii) the aggregate number of Multiple Voting Company Shares that are issued and outstanding, plus (b) the aggregate number of Subordinated Voting Company Shares that are issued and outstanding, plus (c) the aggregate number of Subordinated Voting Company Shares to be issued pursuant to the exercise and conversion of the Company Options in accordance therewith, plus (d) the aggregate number of Subordinated Voting Company Shares to be issued pursuant to the exercise and conversion of the Company Warrants in accordance therewith, plus (e) the aggregate number of Subordinated Voting Company Shares to be issued pursuant to the vesting of the Company RSUs in accordance therewith.

3.
Simultaneously with the execution of the Business Combination Agreement, FIAC and the sponsor entered into a Sponsor Side Letter (as defined below), pursuant to which, among other things, the sponsor agreed to forfeit (i) 10% of its founder shares effective as of the consummation of the FIAC Continuance at the closing of the Proposed Transactions and (ii) with the sponsor’s consent, up to 30% of its founder shares and/or private placement warrants in connection with financing or non-redemption arrangements, if any, entered into prior to consummation of the Business Combination. Pursuant to the Sponsor Side Letter, the sponsor also agreed to (1) certain transfer restrictions with respect to our securities, lock-up restrictions (terminating upon the earlier of: (A) 360 days after the closing date of the Business Combination (the “Closing Date”), (B) a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New PubCo’s stockholders having the right to exchange their equity for cash, securities or other property or (C) subsequent to the Closing Date, the closing price of the New Pubco Common Shares equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the closing of the Business Combination (the “Closing”)) and (2) to vote any FIAC shares held by it in favor of the Business Combination Agreement, the arrangement resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing.

4.
In addition, contemporaneously with the execution of the Business Combination Agreement, DevvStream, FIAC and each of Devvio, Inc., the majority and controlling shareholder of DevvStream, and DevvStream’s directors and officers (the “Core Company Securityholders”) entered into Company Support & Lock-Up Agreements (the “Company Support Agreements”), pursuant to which, among other things, (i) each of the Core Company Securityholders agreed to vote any Company Shares held by him, her or it in favor of the Business Combination Agreement, the arrangement resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing, and (ii) each of the Core Company Securityholders has agreed to certain transfer restrictions with respect to DevvStream securities prior to the Effective Time and lock-up restrictions with respect to the New PubCo Common Shares to be received by such Core Company Securityholder under the Business Combination Agreement, which lock-up restrictions are consistent with those agreed to by the sponsor in the Sponsor Side Letter.

Consideration

The aggregate consideration to be paid to DevvStream shareholders and securityholders is that number of New PubCo Common Shares (or, with respect to Company Options, Company RSUs and Company Warrants, a number of Converted Options, Converted RSUs and Converted Warrants consistent with the aforementioned conversion mechanics) equal to (a) (i) $145 million plus (ii) the aggregate exercise price of all in-the-money options and warrants immediately prior to the Effective Time (or exercised in cash prior to the Effective Time) divided by (b) $10.20 (the “Share Consideration”). The Share Consideration is allocated among DevvStream shareholders and securityholders as set forth in the Business Combination Agreement.

Closing

The Closing will be on a date no later than two business days following the satisfaction or waiver of all of the closing conditions. It is expected that the Closing will occur on or before June 12, 2024.

Representations, Warranties and Covenants

The Business Combination Agreement contains customary representations, warranties and covenants of (a) DevvStream and (b) FIAC and Amalco Sub relating to, among other things, their ability and authority to enter into the Business Combination Agreement and their capitalization and operations.

Conditions to Closing

General Conditions

The obligation of the parties to consummate the Proposed Transactions is conditioned on, among other things, the satisfaction or waiver (where permissible) by FIAC and DevvStream of the following conditions: (a) the stockholders of FIAC have approved and adopted the SPAC Shareholder Approval Matters (as defined in the Business Combination Agreement); (b) the shareholders of DevvStream have approved and adopted the Company Shareholder Approval Matters (as defined in the Business Combination Agreement); (c) absence of a law that makes the Proposed Transactions illegal or otherwise prohibits or enjoins the parties from consummating the same; (d) the registration statement has been declared effective by the SEC; (e) the New PubCo Common Shares  have been approved for listing on Nasdaq; (f) shareholders of DevvStream have approved and adopted the arrangement resolution in accordance with the Interim Order; (g) the Interim Order and the Final Order (as such terms are defined in the Business Combination Agreement) have been obtained on terms consistent with the Business Combination Agreement and (h) the FIAC Continuance has been consummated.

FIAC and Amalco Sub Conditions to Closing

The obligations of FIAC, and Amalco Sub to consummate the Proposed Transactions are subject to the satisfaction or waiver by FIAC (where permissible) of the following additional conditions:

•
The (i) Company Specified Representations (as defined in the Business Combination Agreement) are true and correct (without giving any effect to any limitation as to “materiality” or “Material Adverse Effect” or any similar limitation set forth therein) in all material respects as of the date of the Business Combination Agreement and on and as of the Closing Date immediately prior to the Effective Time as if made on the Closing Date immediately prior to the Effective Time (except to the extent such representations and warranties expressly relate to an earlier date, and in such case, shall be true and correct in all material respects on and as of such earlier date), (ii) representations and warranties set forth in Article V (other than Section 5.5), are true and correct (without giving any effect to any limitation as to “materiality” or “Material Adverse Effect” or any similar limitation set forth therein) as of the date of the Business Combination Agreement and on and as of the Closing Date immediately prior to the Effective Time as if made on the Closing Date immediately prior to the Effective Time (except to the extent such representations and warranties expressly relate to an earlier date, and in such case, shall be true and correct on and as of such earlier date), except, in each case, the failure of such representations and warranties to be so true and correct, has not had a Company Material Adverse Effect (as defined in the Business Combination Agreement) and (iii) the representations and warranties of DevvStream contained in Section 5.5 shall be true and correct, except for any de minimis failures to be so true and correct, as of the date of the Business Combination Agreement and on and as of the Closing Date as if made on the Closing Date (except to the extent such representations and warranties expressly relate to an earlier date, and in such case, shall be true and correct, except for any de minimis failures to be so true and correct, on and as of such earlier date) (collectively, the “DevvStream Representation Condition”).

•
DevvStream shall have performed or complied in all material respects with all agreements and covenants required by the Business Combination Agreement to be performed or complied with by it on or prior to the Closing Date (the “DevvStream Covenant Condition”).

•	There has been no event that is continuing that would, individually or in the aggregate, reasonably be expected to have a Company Material Adverse Effect (the “DevvStream MAE Condition”).

•	Each of the Key Employees (as defined in the Business Combination Agreement) shall be actively employed or engaged with DevvStream as of the Closing Date.

•
DevvStream shall have delivered to FIAC a certificate, dated the Closing Date, signed by an executive officer of DevvStream, certifying as to the satisfaction of the DevvStream Representation Condition, the DevvStream Covenant Condition and the DevvStream MAE Condition (as it relates to DevvStream).

•
DevvStream shall have delivered a certificate, signed by the secretary of DevvStream, certifying that true, complete and correct copies of its organizational documents, as in effect on the Closing Date, and the resolutions of DevvStream’s board of directors authorizing and approving the Proposed Transactions are attached to such certificate.

•	DevvStream shall have delivered counterparts of the Registration Rights Agreement (as defined below) executed by each holder of shares, options or warrants of Devvstream.

•	The Core Company Securityholders shall be party to a Company Support Agreement.

•	DevvStream shall have delivered executed counterparts of all Key Employment Agreements (as defined in the Business Combination Agreement).

•
DevvStream shall have delivered a properly executed certification, dated as of the Closing Date, that meets the requirements of U.S. Treasury Regulations Sections 1.897-2(h) and 1.1445-2(c)(3), certifying that DevvStream is not and has not been a “United States real property holding corporation” (as defined in Section 897(c)(2) of the Code).

Devvstream Conditions to Closing

The obligations of DevvStream to consummate the Proposed Transactions are subject to the satisfaction or waiver (where permissible) of the following additional conditions:

•
The (i) SPAC Specified Representations (as defined in the Business Combination Agreement) are true and correct (without giving any effect to any limitation as to “materiality” or “Material Adverse Effect” or any similar limitation set forth therein) in all material respects as of the date of the Business Combination Agreement and on and as of the Closing Date as if made on the Closing Date (except to the extent such representations and warranties expressly relate to an earlier date, and in such case, shall be true and correct in all material respects on and as of such earlier date), (ii) representations and warranties set forth in Articles III and IV (other than the SPAC Specified Representations and those contained in Section 3.5 and Section 4.5 of the Business Combination Agreement), without giving effect to materiality, Material Adverse Effect or similar qualifications, are true and correct in all respects at and as of the Closing Date as though such representations and warranties were made at and as of the Closing Date (other than in the case of any representation or warranty that by its terms addresses matters only as of another specified date, which will be so true and correct only as of such specified date), except to the extent the failure of such representations and warranties to be true and correct would not reasonably be expected to have, individually or in the aggregate, a SPAC Material Adverse Effect (as defined in the Business Combination Agreement) and (iii) the representations and warranties of FIAC and Amalco Sub, respectively, contained in Section 3.5 and Section 4.5 shall be true and correct, except for any de minimis failures to be so true and correct, as of the date of the Business Combination Agreement and on and as of the Closing Date as if made on the Closing Date (except to the extent such representations and warranties expressly relate to an earlier date, and in such case, shall be true and correct, except for any de minimis failures to be so true and correct, on and as of such earlier date) (the “FIAC Representation Condition”).

•
Each of FIAC and Amalco Sub, respectively, shall have performed or complied in all material respects with all agreements and covenants required by the Business Combination Agreement to be performed or complied with by it on or prior to the Closing Date (the “FIAC Covenant Condition”).

•
FIAC shall have delivered to DevvStream a certificate, dated the Closing Date, signed by an authorized officer of FIAC, certifying as to the satisfaction of the FIAC Representation Condition and the FIAC Covenant Condition.

•
FIAC shall have delivered to DevvStream, dated the Closing Date, signed by the Secretary of FIAC certifying certifying that true, complete and correct copies of its organizational documents (after giving effect to the FIAC Continuance), as in effect on the Closing Date, and as to the resolutions of FIAC’s board of directors unanimously authorizing and approving the Proposed Transactions and respective stockholders or members, as applicable, authorizing and approving the Proposed Transactions.

•	DevvStream shall have received counterparts of the Registration Rights Agreement executed by New PubCo.

•	FIAC and New PubCo shall have delivered to DevvStream resignations of certain directors and executive officers of FIAC and Amalco Sub.

Termination

The Business Combination Agreement may be terminated at any time by DevvStream and FIAC with mutual written consent and by DevvStream or FIAC, respectively, as follows:

(i)
By FIAC or DevvStream, if (i) the Required Company Shareholder Approval (as defined in the Business Combination Agreement) is not obtained at Company Meeting (as defined in the Business Combination Agreement), (ii) if the required approvals are not obtained at the SPAC Special Meeting (as defined in the Business Combination Agreement), (iii) a law or orders prohibits or enjoins the consummation of the arrangement and has become final and nonappealable, or (iv) the Effective Time does not occur on or before June 12, 2024 subject to a one-time thirty (30)-day extension upon written agreement of the parties (provided, that, if the registration statement shall not have been declared effective by the SEC as of the Outside Date, the FIAC shall be entitled to one sixty (60)-day extension upon notice to DevvStream) (the “Outside Date”) (provided, however, that the right to terminate the Business Combination Agreement under the clause described in this clause will not be available to a party if the inability to satisfy such conditions was due to the failure of such party to perform any of its obligations under the Business Combination Agreement).

(ii)
By FIAC or DevvStream if DevvStream’s board of directors or any committee thereof has withdrawn or modified, or publicly proposed or resolved to withdraw, the recommendation that DevvStream shareholders vote in favor of DevvStream shareholder approval or DevvStream enters into a Superior Proposal (as defined in the Business Combination Agreement).

(iii)
By DevvStream upon written notice to FIAC, in the event of a breach of any representation, warranty, covenant or agreement on the part of FIAC or Amalco Sub, such that the FIAC Representation Condition or FIAC Covenant Condition would not be satisfied at the Closing, and which, (i) with respect to any such breach that is capable of being cured, is not cured by FIAC within 30 business days after receipt of written notice thereof, or (ii) is incapable of being cured prior to the Outside Date; provided, that DevvStream will not have the right to terminate if it is then in material breach of the Business Combination Agreement.

(iv)
By FIAC upon written notice to DevvStream, in the event of a breach of any representation, warranty, covenant or agreement on the part of DevvStream, such that DevvStream Representation Condition or DevvStream Covenant Condition would not be satisfied at the Closing, and which, (i) with respect to any such breach that is capable of being cured, is not cured by DevvStream within 30 business days after receipt of written notice thereof, or (ii) is incapable of being cured prior to the Outside Date; provided, that FIAC will not have the right to terminate the Business Combination Agreement if it is then in material uncured breach of the Business Combination Agreement.

(v)	By FIAC upon written notice to DevvStream if there has been a Company Material Adverse Effect which is not cured by DevvStream within 30 business days after receipt of written notice thereof.

Expenses

The Business Combination Agreement provides for the following with respect to expenses related to the Proposed Transactions:

•
If the Proposed Transactions are consummated, New PubCo will bear expenses of the parties, including the SPAC Specified Expenses (as defined in the Business Combination Agreement), all deferred expenses, including any legal fees of the FIAC initial public offering due upon consummation of a Business Combination and any Excise Tax Liability (as defined below). The Excise Tax Liability was incurred in connection with two meetings of the stockholders of FIAC to extend the date upon which a business combination could occur, where upon holders of an aggregate of 21,282,422 public shares of FIAC properly exercised their right to redeem their shares. This resulted in an excise tax liability in the amount of $2,235,006 as of December 31, 2023 (the “Excise Tax Liability”).

•
If (a) FIAC or DevvStream terminate the Business Combination Agreement as a result of a mutual written consent, the Required SPAC Shareholder Approval (as defined in the Business Combination Agreement) not being obtained, or the Effective Time not occurring by the Outside Date or (b) DevvStream terminates the Business Combination Agreement due to a breach of any representation or warranty by FIAC or Amalco Sub, then all expenses incurred in connection with the Business Combination Agreement and the Proposed Transactions will be paid by the party incurring such expenses, and no party will have any liability to any other party for any other expenses or fees.

•
If (a) FIAC or DevvStream terminate the Business Combination Agreement due to the Required Company Shareholder Approval not being obtained or (b) DevvStream terminates the Business Combination Agreement due to a change in recommendation, or the approval, or authorization by DevvStream’s board of directors or DevvStream entering into a Superior Proposal or (c) FIAC terminates the Business Combination Agreement due to a breach of any representation or warranty by DevvStream or a Company Material Adverse Effect, DevvStream will pay to FIAC all expenses incurred by FIAC in connection with the Business Combination Agreement and the Proposed Transactions up to the date of such termination (including (i) SPAC Specified Expenses incurred in connection with the transactions, including SPAC Extension Expenses (as defined in the Business Combination Agreement) and (ii) any Excise Tax Liability provided that, solely with respect to Excise Tax Liability, notice of such termination is provided after December 1, 2023).

Sponsor Side Letter

In connection with signing the Business Combination Agreement, FIAC and the sponsor entered into a letter agreement, dated September 12, 2023 (the “Sponsor Side Letter”), pursuant to which the sponsor agreed to forfeit (i) 10% of its founder shares effective as of the consummation of the FIAC Continuance at the closing of the Proposed Transactions and (ii) with the sponsor’s consent, up to 30% of its founder shares and/or private placement warrants in connection with financing or non-redemption arrangements, if any, entered into prior to consummation of the Business Combination if any, negotiated by the Effective Date. Pursuant to the Sponsor Side Letter, the sponsor also agreed to (1) certain transfer restrictions with respect to our securities, lock-up restrictions (terminating upon the earlier of: (A) 360 days after the Closing Date, (B) a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New PubCo’s stockholders having the right to exchange their equity for cash, securities or other property or (C) subsequent to the Closing Date, the closing price of the New Pubco Common Shares equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing) and (2) to vote any FIAC shares held by it in favor of the Business Combination Agreement, the arrangement resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing.

Company Support & Lock-up Agreement

In connection with signing the Business Combination Agreement, Devvstream, FIAC and the Core Company Securityholders entered into the Company Support Agreements, dated September 12, 2023, pursuant to which (i) each of the Core Company Securityholders agreed to vote any Company Shares held by him, her or it in favor of the Business Combination Agreement, the arrangement resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing, and (ii) each of the Core Company Securityholders has agreed to certain transfer restrictions with respect to DevvStream securities prior to the Effective Time and lock-up restrictions with respect to the New PubCo Common Shares to be received by such Core Company Securityholder under the Business Combination Agreement, which lock-up restrictions are consistent with those agreed to by the sponsor in the Sponsor Side Letter.

Registration Rights Agreement

At the closing of the Business Combination, it is anticipated that the FIAC, the sponsor, and certain existing holders of Devvstream securities (the “Legacy Devvstream Holders”) will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Legacy Devvstream Holders and the sponsor will be granted customary registration rights with respect to shares of the post-Business Combination company.

For additional information about the Business Combination, please refer to our registration statement on Form S-4 initially filed with the SEC on December 4, 2023, as amended from time to time.

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

The need for corporations and the private sector to be intentional about social impact is clear.  Even before COVID-19, the influential Business Roundtable Group in 2019 expanded its definition of the purpose of a corporation to consider the needs of stakeholders beyond shareholders, committing signatories to invest in employees and support communities, among other items.  In the intervening months, we have observed many companies make strong commitments aligned with our select SDGs and focus on BIPOC and women.  Nasdaq has proposed new board diversity listing requirements for companies on its U.S. exchange, and our underwriters of our initial public offering have both committed to expanding capital access to under-represented and under-financed minority populations.  According to the 2020 Edelman Trust Barometer for institutional investors, “S” jumped from being the least important ESG factor in past years to the most important factor for U.S. participants of the survey.

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

Our Team

The management team consists of Carl Stanton (CEO and Director), Ernest Lyles (CFO) and Wray Thorn (CIO).  Our board of directors includes Howard Sanders (Lead Director), Troy Carter (Independent Director), Dawanna Williams (Independent Director) and Dia Simms (Independent Director).

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

Carl M. Stanton, Chief Executive Officer and Director. Carl is a Partner and Co-Founder of Focus Impact Partners, LLC and currently serves as our Chief Executive Officer and director and as the Chief Executive Officer and a director of Focus Impact BH3 Acquisition Company, a special purpose acquisition corporation (Nasdaq: BHAC). Carl brings nearly three decades of experience in leading companies across transformative Private Equity/Alternative Asset management with a proven track record in creating shareholder value. Carl has unique knowledge and skills across all facets of Asset Management. He is a team builder and has managed and co-led two Alternative Asset Management firms totaling over $4.5 billion AUM, and has delivered best-in-class investment performance results along with colleagues over multiple funds. He has advised CEOs, CFOs, and boards of directors of multiple companies and spread managerial, financial, and strategic best practices with demonstrated expertise in value creation strategies including revenue growth strategies, industry transformation, cost control, supply chain management, and technology best practices. Carl has also served as Board Member to more than 15 portfolio companies across Industrial Products & Services, Transportation & Logistics and Consumer industries; including his current role as a Board Member of Skipper Pets, Inc.

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

Currently, Carl serves as the Founder of cbGrowth Partners, which focuses on sustainable investments, and serves as Advisor to Auldbrass Partners. Previously, Carl worked at Dimeling, Schreiber & Park, Peter J Solomon & Co, Associates, and Ernst & Young Corporate Finance LLC. Mr. Stanton holds a BS degree in Accounting from the University of Alabama and an MBA degree from Harvard Business School. He resides in New York with his family and serves as Trustee, Treasurer and Head of Finance and Endowment Committee of Christ Church United Methodist, a nonprofit organization. He also serves as Board of Visitors at the University of Alabama, College of Commerce. We believe Carl’s significant experience of leading companies across transformative private equity and asset management and extensive experience with special purpose acquisition companies makes him well qualified to serve as a member of our board of directors.

Ernest D. Lyles II, Chief Financial Officer. Ernest serves as our Chief Financial Officer and as the Chief Financial Officer and a director of Focus Impact BH3 Acquisition Company, a special purpose acquisition corporation (Nasdaq: BHAC). Ernest is also the Founder and a Managing Partner of The HiGro Group, a private equity firm focused on buyout investing in the lower middle market, which he founded in 2016. In addition to serving as a board member on HiGro’s portfolio companies, Ernest co-manages all aspects of the firm’s including investment activities, growth initiatives and talent development.

Prior to founding The HiGro Group, Ernest spent a decade as an investment banker with UBS Investment Bank where his tenure included advising the world’s most notable corporations and private equity firms. As the head of Technology Enabled Services banking practice, Ernest became the most senior African-American investment banker within the firm’s industry coverage groups. In addition to his over $10 billion of transaction and advisory experience, Ernest served as Head of the Diversity Task Force and Head of the Howard University recruiting team among other internal committees.

A native of Shepherdstown, West Virginia, Ernest attended public schools and earned a full merit scholarship to attend Shepherd University, where he earned a Bachelors of Science degree with concentrations in Political Science and Business Administration. Upon graduation, Ernest enrolled in the Howard University School of Law, where he also interned at both the JC Watts Companies. Ernest has held expert discussions on entrepreneurship, mentorship, private equity, impact investing and work-life balance. His speaking engagements have included companies such as Google, HEC Paris, McGuire Woods and Nomura. An avid art collector, Ernest has also been featured in publications such as “The Black Market: A Guide to Art Collecting.

Ernest currently lives in Harlem, New York, where he is actively engaged in civic and faith initiatives including Trustee to Scan Boys and Girls Harbor, Founder of The UTULIVU Alliance, Member of the Economic Club of New York, and Fellow in the Council of Urban Professionals.

Wray T. Thorn, Chief Investment Officer. Wray is a Partner and Co-Founder of Focus Impact Partners, LLC and currently serves as our Chief Investment Officer and as the Chief Investment Officer and a director of Focus Impact BH3 Acquisition Company, a special purpose acquisition corporation (Nasdaq: BHAC). Wray is also the Founder and Chief Executive of Clear Heights Capital, a private investment firm committed to helping companies realize their growth and development objectives and a Board Member of Skipper Pets, Inc. Wray is deeply involved in building and leading businesses to source, structure, finance and make private investments as well as helping companies, organizations and executives realize their growth and development objectives. With three decades of experience as a Chief Investment Officer, investment leader and lead director, Wray has firsthand knowledge of investment firm leadership, private investing company value creation, asset allocation strategy and practice and risk management frameworks. Wray has also been at the forefront of proactive impact investing and applying data and technology to innovate private investing.

Prior to founding Focus Impact and Clear Heights, Wray was Managing Director and Chief Investment Officer—Private Investments at Two Sigma Investments. Wray architected and led the firm’s private equity (Sightway Capital), venture capital (Two Sigma Ventures) and impact (Two Sigma Impact) investment businesses as Chief Executive and Chief Investment Officer of TSPI, LP and Chair & Venture Partner of TSV. Initially on behalf of private capital and expanding to include institutional investors, Wray grew the private investment businesses during his 9-year tenure to nearly $4 billion in AUM and 90 team members and was a leader in the creation of Hamilton Insurance Group and the incubation of Two Sigma’s insurance technology activities,  Prior to Two Sigma, Wray was a Senior Managing Director with Marathon Asset Management, where he developed the firm’s private equity investment activities and played a role in many new business opportunities and capital formation initiatives, including the firm’s direct lending business and its participation in the US Treasury’s Legacy Securities Public-Private Investment Program.. Prior to Marathon, Wray evaluated and executed management buyout transactions as a Director with Fox Paine & Co. and as a Principal at Dubilier & Co. Wray began his career in the financial analyst program at Chemical Bank (today, J.P. Morgan) as an Associate in the Acquisition Finance Group.

Wray has been involved in approximately 300 transactions, add-on acquisitions, realizations, corporate financings, fundraisings and other principal transactions with aggregate consideration in excess of $32 billion, including direct private equity, venture and third-party managed fund investments representing more than $3 billion in invested capital. Wray has been a part of driving shareholder value creation and corporate growth as member of boards, advisory boards and committees or as an adviser for more than 45 companies and investment funds, across industries including technology, financial services, education, consumer services and real assets. Working with both private capital organizations and institutional investors, Wray has architected and led multiple private investment businesses, defining investment objectives, devising strategy, recruiting team members, setting culture, developing investor and financing relationships, and managing investment processes and decisions.

Wray is committed to giving back to the community, serving as Co-Chair of the Board of Youth, INC, as Vice Chair of the Board and Chair of the Investment Committee for Futures and Options, as a grant monitor and event committee chair for Hour Children, and as an Associate of the Harvard College Fund. In his 15+ years working with Youth, INC, a venture philanthropy nonprofit organization in New York City, Wray has engaged in many aspects of the organization’s growth and development including recruiting senior leadership, leading strategic planning initiatives, chairing the governance and compensation committees and being a part of raising more than $100 million to impact the lives of NYC youth by empowering more than 175 grass-roots non-profits that serve them. Wray earned an A.B. from Harvard University.

Howard L. Sanders, Lead Director. Howard Sanders serves as our lead director and is the managing member of Auldbrass Partners, a growth-focused private equity firm investing primarily in secondaries transactions, which he founded in 2011. Mr. Sanders heads Auldbrass Partners’ transactional sourcing, deal execution, investment strategy and business development. Mr. Sanders has led successful Auldbrass Partners investments in SaaS (Software as a Service), PaaS (Platform as a Service), tech-enabled manufacturing and services, healthcare and EdTech companies. Before founding Auldbrass Partners, Mr. Sanders was a Managing Director at Citigroup where he was responsible for managing and directing Citi Holdings’ proprietary investments in private equity, hedge funds and real estate. Prior to Citi, Mr. Sanders was a Vice President in mergers and acquisitions for Deutsche Bank (a successor to James D. Wolfensohn and Co.). Mr. Sanders also previously served as an adjunct professor at Columbia Business School.

Mr. Sanders is currently a board member of the Partnership for New York City Foundation, the Riverside Church in the City of New York and the Undergraduate Executive Board of the Wharton School at the University of Pennsylvania. Mr. Sanders holds a Master of Business Administration from Harvard University and a Bachelor of Science from the Wharton School at the University of Pennsylvania. We believe that Mr. Sanders’ significant experience in investment management leadership, company and private equity fund evaluation and analysis and investment banking leadership make him well qualified to serve as a member of our board of directors.

Troy Carter, Independent Director. Troy serves as our independent director and is the founder and CEO of Q&A, a music technology company focused on building software solutions for recording artists via distribution and analytics. Troy currently serves as a director of Focus Impact BH3 Acquisition Company, a special purpose acquisition corporation (Nasdaq: BHAC). He also serves as an advisor to the NBA Players Association. He previously served as an advisor to the Prince Estate. Prior to founding Q&A, Troy was Global Head of Creator Services at Spotify from 2016 to 2018 and then served in a consulting role for CEO Daniel Ek until 2019. Troy serves on the boards of WeTransfer and SoundCloud, and served as an advisor to Lyft. He is also an active early stage investor, including in companies such as Uber, Lyft, Dropbox, Spotify, Slack, Warby Parker, Gimlet Media, and Thrive Market. Troy previously founded the entertainment company, Atom Factory, in 2008, where he worked with Lady Gaga, John Legend and Meghan Trainor.

Troy is an executive member on the boards of trustees at The Aspen Institute and the Los Angeles County Museum of Art as well as a Henry Crown Fellow. In addition, he is a member of the United Nations Foundation Global Entrepreneurs Council. Troy also has served on the boards of directors of the Los Angeles Mayor’s Council for Technology & Innovation and CalArts. Troy has previously been included on Fast Company’s list of most creative people and on Billboard’s Power 100 list, an annual ranking the music industry’s top influencers. We believe Troy’s significant business experience in various technology companies and his experience serving on the boards of technology companies makes him well qualified to serve as a member of our board of directors.

Dawanna Williams, Independent Director. Ms. Williams serves as our independent director and as the managing principal at Dabar Development Partners, which Ms. Williams founded over 15 years ago. Dabar has developed over 3,000 apartments units covering more than 2 million square feet of mixed-use developments and has had principal involvement in development projects awarded by NYC’s Department of Housing Preservation and Development, NYC’s Economic Development Corporation, and New York City’s Housing Authority. As managing principal, Ms. Williams is involved in all executive aspects of business operations, from developing strategic priorities to executing development projects to risk management to establishing firm values and standards. Prior to Dabar, Ms. Williams served as General Counsel at Victory Education Partners and as a senior associate in the commercial real estate group at Sidley Austin LLP.

Ms. Williams serves on the board of directors of ACRES Commercial Realty Corp. (NYSE: ACR) is a real estate investment trust that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and other commercial real estate-related debt investments, Compass, Inc., (NYSE: COMP), a publicly-traded, technology-enabled residential real estate brokerage company and Ares Industrial Real Estate Income Trust Inc., a real estate investment trust. Ms. Williams also serves on the board of directors of the Apollo Theater, chairing the real estate committee, and on the board of directors for the New York City Trust for Cultural Resources. Ms. Williams also serves on the board of directors of the New York Real Estate Chamber. Ms. Williams earned an A.B. from Smith College in economics and government, a Master of Public Administration from Harvard University Kennedy School of Government, and a Doctor of Jurisprudence from the University of Maryland School of Law. We believe that Ms. Williams’ experience in investment management, her background in transaction law and corporate governance and her public company board experience make her well qualified to serve as a member of our board of directors.

Dia Simms, Independent Director. Dia serves as our independent director and as the Executive Chairwoman of the Board of Lobos 1707 Tequila & Mezcal, an award-winning, independent spirits brand that launched in November 2020. Before being appointed Executive Chairwoman, Dia led Lobos 1707 as its CEO, alongside Founder and Chief Creative Officer Diego Osorio with early backing by sports and cultural icon, LeBron James. Dia currently serves as a director of Focus Impact BH3 Acquisition Company, a special purpose acquisition corporation, (Nasdaq: BHAC). Dia is also Co-Founder of Pronghorn, a 10-year initiative to drive diversity, equity and inclusion in the spirits industry. Dia spent almost fifteen years working alongside Sean “Diddy” Combs at Combs Enterprises. In 2017, Dia was named President of Combs Enterprises, making her the first president in the company’s thirty-year history other than Sean Combs himself. In her role as President, she oversaw multi-billion-dollar brands under the Combs empire, including CÎROC Ultra-Premium Vodka, Blue Flame Agency, AQUAhydrate, Bad Boy Entertainment, Sean John and Revolt TV. Of note, Dia led the transformation of CÎROC Ultra-Premium Vodka from infancy to a multibillion dollar value brand.

Along with a lengthy list of accolades, Dia is Board Chair of Pronghorn, Board Vice Chair of Saint Liberty Whiskey, Advisor to Touch Capital and director on the FIAC Board. Dia holds a B.S. degree in Psychology from Morgan State University and a Master’s degree in Management from the Florida Institute of Technology. We believe Dia’s significant business experience as a CEO and significant deal-making experience make her well qualified to serve as a member of our board of directors.

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

First Extension of Combination Period

On April 25, 2023, we held a special meeting of stockholders (the “Extension Meeting”) to amend our amended and restated certificate of incorporation to (i) extend the date (the “Termination Date”) by which we haves to consummate a Business Combination from May 1, 2023 (the “Original Termination Date”) to August 1, 2023 (the “Charter Extension Date”) and to allow us, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Charter Extension Date, by resolution of our board of directors if requested by the sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until May 1, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of our initial business combination shall have occurred prior to such date (such amendment, the “Extension Amendment” and such proposal, the “Extension Amendment Proposal”) and (ii) remove the limitation that we may not redeem public shares to the extent that such redemption would result in us having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended, of less than $5,000,000 (such amendment, the “Redemption Limitation Amendment” and such proposal, the “Redemption Limitation Amendment Proposal”). The shareholders of FIAC approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on April 26, 2023, we filed the Extension Amendment and the Redemption Limitation Amendment with the Secretary of State of Delaware.

In connection with the vote to approve the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 17,297,209 public shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of $179,860,588.

As disclosed in the proxy statement relating to the Extension Meeting, the sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan, within ten (10) business days of the date of the Extension Meeting, of the lesser of (a) an aggregate of $487,500 or (b) $0.0975 per share that is not redeemed in connection with the Extension Meeting, to be deposited into the trust account. In addition, in the event we do not consummate an initial business combination by August 1, 2023, the Lender may contribute to us the lesser of (a) $162,500 or (b) $0.0325 per each public share that is not redeemed in connection with the Extension Meeting as a loan to be deposited into the trust account for each of nine one-month extensions following August 1, 2023. As of December 31, 2023 a total of $1,300,000 has been deposited into the trust account, to extend the Termination Date to January 1, 2024.

Second Extension of Combination Period

On December 29, 2023, FIAC held a special meeting of stockholders (the “Second Extension Meeting”) where a proposal was approved to amend FIAC's Certificate of Incorporation to extend the Termination Date from January 1, 2024 to April 1, 2024 (the “Second Charter Extension Date”) and to allow FIAC, without the need for another stockholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to seven times, by an additional one month each time, after the Second Charter Extension Date, by resolution of FIAC’s board of directors, if requested by Sponsor (such amendment, the “Second Extension Amendment” and such proposal, the “Second Extension Amendment Proposal”). The shareholders of the Company approved the Second Extension Amendment Proposal at the Second Extension Meeting and on December 29, 2023, the Company filed the Second Extension Amendment with the Secretary of State of Delaware.

In connection with the vote to approve the extension at the Second Extension Meeting, the holders of 3,985,213 shares of Class A Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.95 per share, for an aggregate redemption amount of approximately $43,640,022.

As disclosed in the proxy statement relating to the Second Extension Meeting, the sponsor agreed that if the Second Extension Amendment Proposal is approved, the sponsor would deposit into the trust account the lesser of (a) $120,000 and (b) $0.06 per public share that is not redeemed in connection with the Second Extension Meeting. In addition, in the event we do not consummate an initial business combination by April 1, 2024, the Lender may contribute to us the lesser of (a) $40,000 or (b) $0.02 per each public share that is not redeemed in connection with the Extension Meeting as a loan to be deposited into the trust account for each of seven one-month extensions following April 1, 2024. Because the Second Extension Proposal was approved, the sponsor deposited $103,055 into the trust account, and the Termination Date was extended to April 1, 2024. In March 2024, the sponsor deposited $34,352 in the trust account extending the Termination Date by one month to May 1, 2024, which can be extended to November 1, 2024 (with required funding of the Trust Account).

Promissory Notes

In connection with the approval of the Extension Amendment Proposal, on May 9, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to the sponsor and the sponsor funded deposits into the trust account. The Promissory Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the trust account, if any. Up to the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the sponsor at the time of the Company’s initial public offering. As of December 31, 2023, an aggregate of $1,500,000 has been drawn under the Promissory Note.

In connection with the extension of the Termination Date, on December 1, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Second Promissory Note”) to the sponsor and the sponsor funded deposits into the trust account. The Second Promissory Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Second Promissory Note will be repaid only from amounts remaining outside of the trust account, if any. As of December 31, 2023, an aggregate of $375,000 has been drawn under the Second Promissory Note.

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

Our sponsor is Focus Impact Sponsor, LLC, a Delaware limited liability company.  Our sponsor currently owns 5,000,000 shares of Class A common stock, 750,000 shares of Class B common stock and 11,200,000 private placement warrants.  Our sponsor is governed by a four-member board of managers which has voting and dipositive power over the founder shares and private placement warrants held by our sponsor.  Our sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that our sponsor’s involvement in the business combination would be a “covered transaction” (as defined in 31 CFR 800.213).  However, it is possible that non-U.S. persons could be involved in our business combination, which may increase the risk that our business combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS.  If our business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business.  FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings.  If our potential business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with a business combination without notifying CFIUS and risk CFIUS intervention, before or after closing a business combination.  CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders.  As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.  A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company.  In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a business combination post-closing.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our business combination.  If we cannot complete a business combination by the Termination Date because the transaction is still under review or because our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate.  If we liquidate, our public shareholders may only receive approximately $10.20 per public share or less in certain circumstances, and our warrants will expire worthless.  This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction.  For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target.  In this case, we would acquire a 100% controlling interest in the target.  However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.  If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test.  If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.  In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.  If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination in the amount of $62,736,405 as of December 31, 2023, after taking into account redemptions in connection with the Second Extension Meeting and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing access to the expertise of our management team, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio.  Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises.  Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings.  These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting.  Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.  In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors.  If we engage the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.  We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue.

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

Permitted Purchases of Our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.  However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.  None of the funds in the trust account will be used to purchase shares in such transactions.  They will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.  Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.  Subsequent to the consummation of our initial public offering, we will adopt an insider trading policy which will require insiders to refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and to clear all trades with our legal counsel prior to execution.  We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5‑1 plan, as such purchases will be dependent upon several factors, including but not limited to, the timing and size of such purchases.  Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5‑1 plan or determine that such a plan is not necessary.

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

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b‑18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b‑18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b‑5 of the Exchange Act.  Rule 10b‑18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser.  Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b‑5 of the Exchange Act.

Redemption Rights for Public Stockholders Upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein.  The amount in the trust account, without taking into account interest earned on the trust account, is initially anticipated to be approximately $10.20 per public share.  The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.  The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares.  Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination and a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A commons stock and (ii) to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by the Termination Date (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer.  The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors described above “—Stockholders May Not Have the Ability to Approve Our Initial Business Combination,” such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement.  Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval.  If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination.  We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 143e‑4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5‑1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e‑5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period.  In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than any net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination.  If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination.  A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting.  Our initial stockholders will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination.  For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. Following redemptions in connection with the Second Extension Meeting, the sponsor holds approximately 77% of the outstanding shares of the Company. As a result, in addition to our initial stockholders’ founder shares, no additional public shares sold in our initial public offering would need to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved.  We will give at least 10 days prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination.  These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination.  Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

In no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than any net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination.  For example, the proposed business combination may require:  (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination.  In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until the Termination Date.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, officers and directors have agreed that we will have until the Termination Date to complete our initial business combination.  If we are unable to complete our business combination by the Termination Date, we will:  (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.  There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by the Termination Date.

Our sponsor officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by the Termination Date.  However, if our initial stockholders acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the Termination Date.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or with respect to any other provision relating to the rights of holders of our Class A common stock unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay franchise and income taxes, if any, divided by the number of the then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $224,394 held outside the trust account (as of December 31, 2023), although we cannot assure you that there will be sufficient funds for such purpose.  However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay our franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20.  The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders.  We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20.  Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets.  These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders.  While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.  Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.  As of December 31, 2023, we have access to $224,394 from the proceeds of our initial public offering and borrowings from related parties with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000).  In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.  The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by the Termination Date may be considered a liquidating distribution under Delaware law.  If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by the Termination Date, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.  If we are unable to complete our business combination by the Termination Date, we will:  (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.  Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Termination Date and, therefore, we do not intend to comply with those procedures.  As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled receive funds from the trust account only upon the earliest to occur of:  (a) the completion of our initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock, and (c) the redemption of our public shares if we have not consummated our business combination by the Termination Date, subject to applicable law.  These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Facilities

Our executive offices are located at 1350 Avenue of the Americas, 33rd Floor, New York, NY, 10105, and our telephone number is (212) 213-0243.  Our corporate website address is https://focus-impact.com/spac. Our executive offices are provided to us by an affiliate of our sponsor.  Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the consummation of the initial business combination and the Company’s liquidation, the Company began to reimburse an affiliate of the sponsor for office space, administrative and support services provided to the Company in the amount of $10,000 per month.  We consider our current office space adequate for our current operations.

Employees

We currently have three officers.  Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination.  The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC.  The SEC maintains an internet site at http://www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

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

We are required to evaluate our internal controls over financial reporting procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act.  Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control over financial reporting procedures audited.  A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls over financial reporting.  The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our sponsor, investors in our sponsor, our directors and officers and members of our advisory board are, or may in the future become, affiliated with entities that are engaged in a similar business.  Our sponsor, investors in our sponsor, our directors and officers and members of our advisory board are also not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination.  In particular, Messrs. Stanton, Lyles, Thorn and Carter and Ms. Simms are officers and/or members of the board of directors of Focus Impact BH3 Acquisition Company, a special purpose acquisition company that completed its initial public offering in October 2021, which may pursue initial business combination targets in a range of businesses or industries similar to ours.  Any such special purpose acquisition companies, including Focus Impact BH3 Acquisition Company, may present additional conflicts of interest in pursuing an acquisition target.  In addition, our officers and directors (including our advisory board members), in their other endeavors (including any affiliation or relationship they may have with Auldbrass Partners), may choose or be required to present potential business combinations to Auldbrass Partners or to third parties, before they present such opportunities to us.  As a result, if any of our officers, directors or members of our advisory board becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity.  If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same.  However, we do not expect these duties to materially affect our ability to complete our initial business combination.  Our amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and it is an opportunity that we are able to complete on a reasonable basis.  Our directors and officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors.  Our directors also serve as officers and board members for other entities, including, without limitation, those described under Item 13.  “Certain Relationships and Related Transactions, and Director Independence.”  Such entities may compete with us for business combination opportunities.  Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities.  Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in Item 1. “Business—Selection of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors.

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

There is substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, we had  $224,394 in cash held outside of the trust account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our business combination plans. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to continue as a going concern.

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

Our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination.  Following redemptions in connection with the Second Extension Meeting, the sponsor holds approximately 77% of the outstanding shares of the company. As a result, in addition to our initial stockholders’ founder shares, no additional public shares would need to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved.  Accordingly, if we seek stockholder approval of our initial business combination, after approval of our board, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses.  Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote.  Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.  If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination.  Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than any amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination.  Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by the Termination Date.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by major public health crises like the COVID-19 pandemic and the status of U.S. and global economy, including the debt and equity markets.

A major public health crisis could impact the U.S. and global economy. Disruptions to commercial activity (such as the imposition of quarantines or travel restrictions) or, more generally, a failure to contain or effectively manage a public health crisis may adversely impact our search for a business combination and the business of any potential target business with which we consummate a business combination.

Additionally, while restrictions have generally been lifted globally, and the World Health Organization has declared the end of the COVID-19 global health emergency, the COVID-19 pandemic contributed, and any future public health crisis could contribute, to adverse impacts on global commercial activity and supply chain operations and significant volatility in the equity and debt markets. Such volatility could impact our ability to consummate a transaction that may be dependent on the ability to raise equity and debt financing.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by the Termination Date.  We may not be able to find a suitable target business and complete our initial business combination within such time period.  If we have not completed our initial business combination within such time period, we will:  (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.  In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless.  In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares.  See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

If we are unable to complete an initial business combination by the Termination Date, we may seek an amendment to our amended and restated certificate of incorporation to extend the period of time we have to complete an initial business combination beyond the Termination Date.  Our amended and restated certificate of incorporation requires that such an amendment be approved by holders of 65% of our outstanding common stock.

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

This may place us at a competitive disadvantage in successfully negotiating a business combination.  If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.  In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation.  See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws.  However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419.  Accordingly, investors will not be afforded the benefits or protections of those rules.  Among other things, this means that we will have a longer period of time to complete our business combination than do companies subject to Rule 419.  Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until November 1, 2024 (if extended), we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until November 1, 2024 (if extended), assuming that our initial business combination is not completed during that time.  We believe that the funds available to us outside of the trust account are sufficient to allow us to operate until November 1, 2024; however, we cannot assure you that our estimate is accurate.  Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business.  We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so.  If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.  If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.  In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation.  See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

Of the net proceeds of our initial public offering, the sale of the private placement warrants and borrowings from related parties, only $224,394 (as of December 31, 2023) are available to us outside the trust account to fund our working capital requirements.  If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate.  Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances.  Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination.  We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.  If we are unable to obtain these loans, we may be unable to complete our initial business combination.  If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.  Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless.  In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares.  See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act.  To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.  Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets.  By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.  The trust account is intended as a holding place for funds pending the earliest to occur of:  (a) the completion of our initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to (i) modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock, and (c) the redemption of our public shares if we have not consummated our business combination by the Termination Date, subject to applicable law.  If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, on October 31, 2023, FIAC instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to maintain the funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of a business combination and the liquidation of FIAC. Interest on such deposit account is currently 4.5% per annum, but such deposit account carries a variable rate and FIAC cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we would likely receive minimal interest on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in cash in an interest-bearing demand deposit account would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of FIAC.

In the adopting release for the SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. Additionally, if we were deemed to be an investment company, and we are unable to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or abandon our efforts to complete an initial business combination and instead liquidate the Trust Account. As a result, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities and our warrants may expire worthless.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect FIAC’s business, including its ability to negotiate and complete its initial business combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments and, potentially, foreign jurisdictions. In particular, we will be required to comply with certain SEC and other legal requirements, its business combination may be contingent on its ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including its ability to negotiate and complete its initial business combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on its business, including its ability to negotiate and complete its initial business combination, and results of operations.

On January 24, 2024, the SEC adopted the previously proposed rules (the “SPAC Rules”), relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. Specifically, the SPAC Rules mandate additional disclosure in business combinations involving SPACs and private operating companies; condensed financial statement requirements applicable to transactions involving shell companies, the use of projections by SPACs in SEC filing in connection with proposed business combination transactions, the potential liability of certain participants in proposed business combination transactions. Compliance with the SPAC Rules may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.  The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Termination Date may be considered a liquidating distribution under Delaware law.  If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.  However, it is our intention to redeem our public shares as soon as reasonably possible following the Termination Date in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution.  However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.)  or prospective target businesses.  If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution.  We cannot assure you that we will properly assess all claims that may be potentially brought against us.  As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date.  Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Termination Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Although the U.S. inflation rate has decreased in the fourth quarter, it remains well above the historic levels over the past several decades. Such increased inflation and interest rates in the United States and elsewhere may lead to (i) increased price volatility for publicly traded securities, including ours, (ii) increased borrowing costs and higher risk-free rates, (iii) other national, regional and international economic disruptions, and (iv) uncertainty regarding the valuation of target businesses, any of which could make it more difficult for us to consummate an initial business combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, 50,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.  There are currently 493,282,422 and 49,250,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, excluding shares of Class A common stock reserved for issuance upon exercise of outstanding warrants and currently issuable upon conversion of Class B common stock.  There are no shares of preferred stock issued and outstanding.  Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.  Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination.  We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation.  However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to stockholders prior to or in connection with the completion of an initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination after the Termination Date or (y) amend the foregoing provisions.  These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.  The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our securities;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold.  As a result, we may be able to complete our business combination even if a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, or their affiliates.  In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies.  It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or with respect to any other provision relating to the rights of holders of our Class A common stock unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay franchise and income taxes, if any, divided by the number of the then outstanding public shares.  These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors.  Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements.  As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2022.  Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.  The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls.  The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

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

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information.  Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected.  Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.  Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares.  Such stockholders are unlikely to have a remedy for such reduction in value.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances.  To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders are entitled to receive funds from the trust account only upon the earliest to occur of:  (a) the completion of our initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock, and (c) the redemption of our public shares if we have not consummated our business combination by the Termination Date, subject to applicable law and as further described herein.  In addition, if we are unable to complete an initial business combination by the Termination Date for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account.  In that case, public stockholders may be forced to wait beyond the Termination Date before they receive funds from our trust account.  In no other circumstances will a public stockholder have any right or interest of any kind in the trust account.  Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq, however, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination.  In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels.  In general, we must maintain a minimum bid price of $1.00 per share, a minimum market value of our listed securities of $50 million and a minimum of 400 public holders of our securities.  Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq.  For instance, our minimum bid price would generally be required to be at least $4.00 per share, the minimum market value of our listed securities must be at least $75 million and we would be required to have a minimum of 400 round lot holders of our unrestricted securities (with at least 50% of such round lot holders holding unrestricted securities with a market value of at least $2,500).  We cannot assure you that we will be able to meet those initial listing requirements at that time.

On October 16, 2023, we received a written notice from the Listing Qualifications Department of Nasdaq that we were no longer in compliance with Nasdaq Listing Rule 5450(a)(2), which requires a minimum of 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Public Holders Rule”). Based on the plan of compliance we submitted to Nasdaq on November 17, 2023, Nasdaq granted us an extension until April 15, 2024 to regain compliance with the Minimum Public Holders Rule. In the event we do not regain compliance with the Minimum Public Holders Rule, Nasdaq will provide written notification that our securities will be delisted. At that time, we may appeal Nasdaq’s determination to a Listing Qualifications Panel.

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

We have identified a material weakness in our internal control over financial reporting relating to our inadequate control for the withdrawal of funds from the Trust Account as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Report, we have identified a material weakness in our internal controls over financial reporting relating to our inadequate control for the timing of withdrawals of funds from the Trust Account.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To respond to the material weakness we identified, we plan to incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements, as described in Part II, Item 9A: Controls and Procedures included in this Report. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

We identified a material weakness in our internal controls over financial reporting. As a result of such material weakness and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 1C.	CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluation suitable targets for an initial business combination. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board of directors is ultimately responsible for overseeing our risk management activities in general and, as deemed necessary by our management team, will be informed of any cybersecurity threats or risks that may arise. Since our initial public offering, we did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy and results of operations.

ITEM 2.	PROPERTIES

Our executive offices are located at 1350 Avenue of the Americas, 33rd Floor, New York, NY, 10105, and our telephone number is (212) 213-0243.  Our executive offices are provided to us by an affiliate of our sponsor.  Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the consummation of the initial business combination and the Company’s liquidation, the Company began to reimburse an affiliate of the sponsor for office space, administrative and support services provided to the Company in the amount of $10,000 per month.  We consider our current office space adequate for our current operations.

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

As of December 31, 2023, there was one holder of record for our units, two holders of record for our shares of Class A common stock, one holder of our shares of Class B common stock and two holders of our warrants.

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

Simultaneously with the closing of initial public offering, the Company completed the private sale of 11,200,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant to the sponsor, generating gross proceeds to the Company of $11,200,000.  Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

We paid a total of $4,000,000 of underwriting commissions and $807,525 for other offering costs related to the initial public offering.  The underwriters have waived any right to receive the deferred underwriting commissions of $8,650,000, and therefore will receive no additional underwriting fee in the event that the Company completes an initial business combination.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a blank check company incorporated on February 23, 2021 as a Delaware corporation and formed for the purpose of effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).

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

Simultaneously with the closing of Initial Public Offering, we completed the private sale of 11,200,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to us of $11,200,000.

Upon the closing of the Initial Public Offering, $10.20 per Unit sold in the Initial Public Offering (including the full exercise of the underwriters’ over-allotment option) and the proceeds of the sale of the Private Placement Warrants, are held in a trust account (“Trust Account”) and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The trust account is intended as a holding place for funds pending the earliest to occur of: (a) the completion of the Initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with the Initial Business Combination or to redeem 100% of our public shares if we do not complete the Initial Business Combination by the Termination Date or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock, and (c) the redemption of our public shares if we have not consummated the Initial Business Combination by the Termination Date, subject to applicable law.

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

Extension of Combination Period

On April 25, 2023, we held the Extension Meeting to amend our amended and restated certificate of incorporation to (i) extend the Termination Date from the Original Termination Date to the Charter Extension Date and to allow us, without another shareholder vote, to elect to extend the Termination Date to consummate an Initial Business Combination on a monthly basis for up to nine times by an additional one month each time after the Charter Extension Date, by resolution of the our board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until May 1, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of our Initial Business Combination shall have occurred prior to such date and (ii) remove the limitation that we may not redeem shares of public stock to the extent that such redemption would result in us having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended, of less than $5,000,000. The shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on April 26, 2023, we filed the Extension Amendment and the Redemption Limitation Amendment with the Secretary of State of Delaware.

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

In association with the approval of the Extension Amendment Proposal, on May 9, 2023, we issued the Promissory Note to the Sponsor and the Sponsor funded deposits into the Trust Account. The Promissory Note does not bear interest and matures upon closing of our Initial Business Combination. In the event that we do not consummate an Initial Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. Up to the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering.

On December 29, 2023, we held the Second Extension Meeting to amend our amended and restated certificate of incorporation to (i) extend the Termination Date from January 1, 2024 to the Second Charter Extension Date and to allow us, without another stockholder vote, to elect to extend the Termination Date to consummate an Initial Business Combination on a monthly basis for up to seven times by an additional one month each time after the Second Charter Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until November 1, 2024, or a total of up to ten months after January 1, 2024, unless the closing of our Initial Business Combination shall have occurred prior to such date. Our stockholders approved the Second Extension Amendment Proposal at the Second Extension Meeting and on December 29, 2023, we filed the Second Extension Amendment with the Secretary of State of Delaware.

In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 3,985,213 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.95 per share, for an aggregate redemption amount of approximately $43,640,022. As of December 31, 2023, funds related to these redemptions have not been distributed and are reported on the consolidated balance sheet as redemption payable.

As of the date of this filing, the Company has deposited an aggregate of $1,437,407 into the Trust Account to extend the Termination Date to May 1, 2024, which can be extended to November 1, 2024 (with required funding of the Trust Account).

Conversion of Class B common stock to Class A common stock

On December 21, 2023, the Sponsor converted 5,000,000 shares of Class B common stock into shares of Class A common stock. Notwithstanding the conversions, the Sponsor will not be entitled to receive any monies held in the Trust Account as a result of its ownership of shares of Class A common stock issued upon conversion of the Class B common stock. Following such conversion and taking into account the redemptions described above, we have an aggregate of 6,717,578 shares of Class A common stock issued and outstanding and an aggregate of 750,000 shares of Class B common stock issued and outstanding.

Proposed Business Combination

On September 12, 2023, we entered into the Business Combination Agreement, by and among FIAC, Amalco Sub and DevvStream. Pursuant to the Business Combination Agreement, among other things FIAC will acquire DevvStream for consideration of shares in FIAC following its continuance to the Province of Alberta (as further explained below). The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the mergers and the other transactions contemplated thereby, are summarized below.

Structure of the Business Combination

The acquisition is structured as a continuance followed by an amalgamation transaction, resulting in the following:

(a)          prior to the Effective Time, FIAC will continue from the State of Delaware under the DGCL to the Province of Alberta under the ABCA and change its name to DevvStream Corp.

(b)          following the FIAC Continuance, and in accordance with the applicable provisions of the Plan of Arrangement and the BCBCA, Amalco Sub and DevvStream will amalgamate to form one corporate entity in accordance with the terms of the BCBCA, and as a result of the Amalgamation, (i) each Company Share issued and outstanding immediately prior to the Effective Time will be automatically exchanged for that certain number of New PubCo Common Shares equal to the applicable Per Common Share Amalgamation Consideration, (ii) each Company Option and Company RSU issued and outstanding immediately prior to the Effective Time will be cancelled and converted into Converted Options and Converted RSUs, respectively, in an amount equal to the Company Shares underlying such Company Option or Company RSU, respectively, multiplied by the Common Conversion Ratio (and, for Company Options, at an adjusted exercise price equal to the exercise price for such Company Option prior to the Effective Time divided by the Common Conversion Ratio), (iii) each Company Warrant issued and outstanding immediately prior to the Effective Time shall become exercisable for New PubCo Common Shares in an amount equal to the Company Shares underlying such Company Warrant multiplied by the Common Conversion Ratio (and at an adjusted exercise price equal to the exercise price for such Company Warrant prior to the Effective Time divided by the Common Conversion Ratio), (iv) each holder of Company Convertible Notes, if any, issued and outstanding immediately prior to the Effective Time will first receive Company Shares and then New PubCo Common Shares in accordance with the terms of such Company Convertible Notes and (v) each common share of Amalco Sub issued and outstanding immediately prior to the Effective Time will be automatically exchanged for one common share of Amalco.

(c)          Simultaneously with the execution of the Business Combination Agreement, FIAC and the Sponsor entered into a Sponsor Side Letter, pursuant to which, among other things, the Sponsor agreed to forfeit (i) 10% of its founder shares effective as of the consummation of the Continuance at the closing of the Proposed Transactions and (ii) with the Sponsor's consent, up to 30% of its founder shares and/or private placement warrants in connection with financing or non-redemption arrangements, if any, entered into prior to consummation of the Business Combination. Pursuant to the Sponsor Side Letter, the Sponsor also agreed to (1) certain transfer restrictions with respect to our securities, lock-up restrictions (terminating upon the earlier of: (A) 360 days after the Closing Date, (B) a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New PubCo’s stockholders having the right to exchange their equity for cash, securities or other property or (C) subsequent to the Closing Date, the closing price of the New Pubco Common Shares equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing) and (2) to vote any FIAC shares held by it in favor of the Business Combination Agreement, the arrangement resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing.

(d)          In addition, contemporaneously with the execution of the Business Combination Agreement, DevvStream, FIAC and each of Devvio, Inc., the majority and controlling shareholder of DevvStream, and DevvStream’s directors and officers entered into the Company Support Agreements, pursuant to which, among other things, (i) each of the Core Company Securityholders agreed to vote any Company Shares held by him, her or it in favor of the Business Combination Agreement, the arrangement resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing, and (ii) each of the Core Company Securityholders has agreed to certain transfer restrictions with respect to DevvStream securities prior to the Effective Time and lock-up restrictions with respect to the New PubCo Common Shares to be received by such Core Company Securityholder under the Business Combination Agreement, which lock-up restrictions are consistent with those agreed to by the Sponsor in the Sponsor Side Letter.

Consideration

The aggregate consideration to be paid to DevvStream shareholders and securityholders is that number of New PubCo Common Shares (or, with respect to Company Options, Company RSUs and Company Warrants, a number of Converted Options, Converted RSUs and Converted Warrants consistent with the aforementioned conversion mechanics) equal to (a) (i) $145 million plus (ii) the aggregate exercise price of all in-the-money options and warrants immediately prior to the Effective Time (or exercised in cash prior to the Effective Time) divided by (b) $10.20 (the “Share Consideration”). The Share Consideration is allocated among DevvStream shareholders and securityholders as set forth in the Business Combination Agreement.

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

Expenses

The Business Combination Agreement provides for the following with respect to expenses related to the Proposed Transactions:

•
If the Proposed Transactions are consummated, New PubCo will bear Expenses of the parties, including the SPAC Specified Expenses all deferred expenses, including any legal fees of the Initial Public Offering due upon consummation of a Business Combination and any Excise Tax Liability.

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

•
If (a) FIAC or DevvStream terminate the Business Combination Agreement due to the Required Company Shareholder Approval not being obtained or (b) DevvStream terminates the Business Combination Agreement due to a change in recommendation, or the approval, or authorization by DevvStream’s board of directors or DevvStream entering into a Superior Proposal or (c) FIAC terminates the Business Combination Agreement due to a breach of any representation or warranty by DevvStream or a Company Material Adverse Effect, DevvStream will pay to FIAC all expenses incurred by FIAC in connection with the Business Combination Agreement and the Proposed Transactions up to the date of such termination (including (i) SPAC Specified Expenses incurred in connection with the transactions, including SPAC Extension Expenses and (ii) any Excise Tax Liability provided that, solely with respect to Excise Tax Liability, notice of such termination is provided after December 1, 2023).

Sponsor Side Letter

In connection with signing the Business Combination Agreement, FIAC and the Sponsor entered into a letter agreement, dated September 12, 2023, pursuant to which the Sponsor agreed to forfeit (i) 10% of its founder shares effective as of the consummation of the FIAC Continuance at the closing of the Proposed Transactions and (ii) with the Sponsor's consent, up to 30% of its founder shares and/or private placement warrants in connection with financing or non-redemption arrangements, if any, entered into prior to consummation of the Business Combination if any, negotiated by the Effective Date. Pursuant to the Sponsor Side Letter, the Sponsor also agreed to (1) certain transfer restrictions with respect to our securities, lock-up restrictions (terminating upon the earlier of: (A) 360 days after the Closing Date, (B) a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New PubCo’s stockholders having the right to exchange their equity for cash, securities or other property or (C) subsequent to the Closing Date, the closing price of the New Pubco Common Shares equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing) and (2) to vote any FIAC shares held by it in favor of the Business Combination Agreement, the arrangement resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing.

Company Support & Lock-up Agreement

In connection with signing the Business Combination Agreement, Devvstream, FIAC and the Core Company Securityholders entered into the Company Support Agreements, dated September 12, 2023, pursuant to which (i) each of the Core Company Securityholders agreed to vote any Company Shares held by him, her or it in favor of the Business Combination Agreement, the arrangement resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing, and (ii) each of the Core Company Securityholders has agreed to certain transfer restrictions with respect to DevvStream securities prior to the Effective Time and lock-up restrictions with respect to the New PubCo Common Shares to be received by such Core Company Securityholder under the Business Combination Agreement, which lock-up restrictions are consistent with those agreed to by the Sponsor in the Sponsor Side Letter.

Financial and Capital Market Advisors

The Company has engaged J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”), to act as its (i) its financial advisor and capital markets advisor in connection with the Business Combination and (ii) its placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities (the “Securities”) or other capital or debt raising transaction in connection with the Business Combination (the “Offering”, and, together with the Business Combination, each a “Transaction” and collectively the “Transactions”).

The Company will pay CCM the sum of (i) an advisory fee in an amount equal to $2,500,000 simultaneously with the closing of the Business Combination (the “Advisory Fee”) plus (ii) a transaction fee in connection with the Offering of an amount equal to 4.0% of the sum of (A) the gross proceeds raised from investors and received by Company or DevvStream simultaneously with or before the closing of the Offering and (B) the proceeds released from the Trust Account in connection with the Business Combination with respect to any stockholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem the Company’s common stock, in each instance to the extent such stockholder was identified to the Company by CCM (collectively, the “Offering Fee” and together with the Advisory Fee, the “Transaction Fee”); provided, however, CCM shall receive no fee for any gross proceeds received from, or non-redemptions obtained from any investors holding capital stock of DevvStream (other than any investor who acquired their capital stock of DevvStream in open market activities). The Transaction Fee shall be payable to CCM simultaneously with the closing of the Transaction. In addition, the Company may, in its sole discretion, pay to CCM a discretionary fee in an amount up to $500,000 (the “Discretionary Fee”), simultaneously with the closing of the Business Combination, if the Company determines in its discretion and reasonable judgment that the performance of CCM in connection with its leadership role in connection with the Transaction warrants such additional fee, taking into account, without limitation, (a) timing of the Transaction, (b) quality and delivery of services and advice hereunder, and (c) overall valuation attributable to the Transaction. No Advisory Fee, Offering Fee or Discretionary Fee shall be due to CCM if the Company does not complete the Business Combination.

Liquidity, Capital Resources and Going Concern

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which we have available following the completion of the Initial Public Offering may not enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement. Based on the foregoing, management believes that we may not have sufficient working capital to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, performing due diligence on prospective target businesses, paying for travel expenditures, and structuring, negotiating and consummating the Initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete an Initial Business Combination, raises substantial doubt about our ability to continue as a going concern. We have until May 1, 2024, which can be extended to November 1, 2024 (with required funding of the Trust Account) to consummate a business combination. It is uncertain that we will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 1, 2024, which can be extended to November 1, 2024 (with required funding of the Trust Account).

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

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by the Company, in connection with an Initial Business Combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by the Company and not by the redeeming holders, it could cause a reduction in the value of the Company’s Class A common stock, cash available with which to effectuate an Initial Business Combination or cash available for distribution in a subsequent liquidation. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by the Company in the event the Company is unable to complete a business combination in the required time and redeem 100% of the remaining Class A common stock in accordance with the Company’s amended and restated certificate of incorporation, in which case the amount that would otherwise be received by the public stockholders in connection with the Company’s liquidation would be reduced.

Results of Operations

As of December 31, 2023, we have not commenced any operations. All activity for the period from February 23, 2021 (inception) through December 31, 2023 relates to our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $23,947 resulting from the change in fair value of warrants of $681,000, warrant transaction costs of $309,534, interest income from operating account of $14,786 and trust earnings of $5,350,288, partially offset by provision for income taxes of $1,111,731 and operating costs of $5,219,930.

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

Registration and Stockholder Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights and stockholder agreement to be signed prior to the consummation of the Initial Public Offering, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act.

Underwriter Agreement

The underwriters were entitled to a deferred underwriting fee of approximately $0.376 per unit sold in the Initial Public Offering, or $8,650,000 in the aggregate (including the commission related to the underwriters’ exercise of the over-allotment option) upon the completion of the Company’s Initial Business Combination. In the third quarter 2023, the underwriters waived any right to receive the deferred underwriting fee and will therefore receive no additional underwriting fee in connection with the Closing of the Business Combination. As a result, the Company recognized $309,534 of income and $8,340,466 was recorded to accumulated deficit in relation to the reduction of the deferred underwriting fee. As of December 31, 2023 and 2022, the deferred underwriting fee is $0 and $8,650,000, respectively.

To account for the waiver of the deferred underwriting fee, the Company analogized to the SEC staff’s guidance on accounting for reducing a liability for “trailing fees”. Upon the waiver of the deferred underwriter fee, the Company reduced the deferred underwriting fee liability to $0 and reversed the previously recorded cost of issuing the instruments in the Initial Public Offering, which included recognizing a contra-expense of $309,534, which is the amount previously allocated to liability classified warrants and expensed upon the Initial Public Offering, and reduced the accumulated deficit and increased income available to Class B common stock by $8,650,000, which was previously allocated to the Class A common stock subject to redemption and accretion recognized at the Initial Public Offering date.

Critical Accounting Estimates

Warrants

We account for the warrants issued in connection with the Initial Public Offering and Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classified the warrant instrument as a liability at fair value and will adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value of warrants was estimated using an internal valuation model. Our valuation model utilized inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the inadequate controls around account reconciliations and controls for the withdrawal of funds from the Trust Account. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management plans to remediate the material weakness by enhancing our control process around the withdrawals of funds from the Trust Account. The elements of our remediation plan can only be accomplished over time, and these initiatives may not ultimately have the intended effects.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintained effective internal control over financial reporting as of December 31, 2023.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the year ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Carl Stanton	55	Chief Executive Officer and Director
Ernest Lyles	45	Chief Financial Officer
Wray Thorn	52	Chief Investment Officer
Howard Sanders	57	Lead Director
Troy Carter	51	Director
Dawanna Williams	55	Director
Dia Simms	48	Director

Carl M. Stanton, Chief Executive Officer and Director. Carl is a Partner and Co-Founder of Focus Impact Partners, LLC and currently serves as our Chief Executive Officer and director and as the Chief Executive Officer and a director of Focus Impact BH3 Acquisition Company, a special purpose acquisition corporation (Nasdaq: BHAC). Carl brings nearly three decades of experience in leading companies across transformative Private Equity/Alternative Asset management with a proven track record in creating shareholder value. Carl has unique knowledge and skills across all facets of Asset Management. He is a team builder and has managed and co-led two Alternative Asset Management firms totaling over $4.5 billion AUM, and has delivered best-in-class investment performance results along with colleagues over multiple funds. He has advised CEOs, CFOs, and boards of directors of multiple companies and spread managerial, financial, and strategic best practices with demonstrated expertise in value creation strategies including revenue growth strategies, industry transformation, cost control, supply chain management, and technology best practices. Carl has also served as Board Member to more than 15 portfolio companies across Industrial Products & Services, Transportation & Logistics and Consumer industries; including his current role as a Board Member of Skipper Pets, Inc.

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

Currently, Carl serves as the Founder of cbGrowth Partners, which focuses on sustainable investments, and serves as Advisor to Auldbrass Partners. Previously, Carl worked at Dimeling, Schreiber & Park, Peter J Solomon & Co, Associates, and Ernst & Young Corporate Finance LLC. Mr. Stanton holds a BS degree in Accounting from the University of Alabama and an MBA degree from Harvard Business School. He resides in New York with his family and serves as Trustee, Treasurer and Head of Finance and Endowment Committee of Christ Church United Methodist, a nonprofit organization. He also serves as Board of Visitors at the University of Alabama, College of Commerce. We believe Carl’s significant experience of leading companies across transformative private equity and asset management and extensive experience with special purpose acquisition companies makes him well qualified to serve as a member of our board of directors.

Ernest D. Lyles II, Chief Financial Officer. Ernest serves as our Chief Financial Officer and as the Chief Financial Officer and a director of Focus Impact BH3 Acquisition Company, a special purpose acquisition corporation (Nasdaq: BHAC). Ernest is also the Founder and a Managing Partner of The HiGro Group, a private equity firm focused on buyout investing in the lower middle market, which he founded in 2016. In addition to serving as a board member on HiGro’s portfolio companies, Ernest co-manages all aspects of the firm’s including investment activities, growth initiatives and talent development.

Prior to founding The HiGro Group, Ernest spent a decade as an investment banker with UBS Investment Bank where his tenure included advising the world’s most notable corporations and private equity firms. As the head of Technology Enabled Services banking practice, Ernest became the most senior African-American investment banker within the firm’s industry coverage groups. In addition to his over $10 billion of transaction and advisory experience, Ernest served as Head of the Diversity Task Force and Head of the Howard University recruiting team among other internal committees.

A native of Shepherdstown, West Virginia, Ernest attended public schools and earned a full merit scholarship to attend Shepherd University, where he earned a Bachelors of Science degree with concentrations in Political Science and Business Administration. Upon graduation, Ernest enrolled in the Howard University School of Law, where he also interned at both the JC Watts Companies. Ernest has held expert discussions on entrepreneurship, mentorship, private equity, impact investing and work-life balance. His speaking engagements have included companies such as Google, HEC Paris, McGuire Woods and Nomura. An avid art collector, Ernest has also been featured in publications such as “The Black Market: A Guide to Art Collecting.

Ernest currently lives in Harlem, New York, where he is actively engaged in civic and faith initiatives including Trustee to Scan Boys and Girls Harbor, Founder of The UTULIVU Alliance, Member of the Economic Club of New York, and Fellow in the Council of Urban Professionals.

Wray T. Thorn, Chief Investment Officer. Wray is a Partner and Co-Founder of Focus Impact Partners, LLC and currently serves as our Chief Investment Officer and as the Chief Investment Officer and a director of Focus Impact BH3 Acquisition Company, a special purpose acquisition corporation (Nasdaq: BHAC). Wray is also the Founder and Chief Executive of Clear Heights Capital, a private investment firm committed to helping companies realize their growth and development objectives and a Board Member of Skipper Pets, Inc. Wray is deeply involved in building and leading businesses to source, structure, finance and make private investments as well as helping companies, organizations and executives realize their growth and development objectives. With three decades of experience as a Chief Investment Officer, investment leader and lead director, Wray has firsthand knowledge of investment firm leadership, private investing company value creation, asset allocation strategy and practice and risk management frameworks. Wray has also been at the forefront of proactive impact investing and applying data and technology to innovate private investing.

Prior to founding Focus Impact and Clear Heights, Wray was Managing Director and Chief Investment Officer—Private Investments at Two Sigma Investments. Wray architected and led the firm’s private equity (Sightway Capital), venture capital (Two Sigma Ventures) and impact (Two Sigma Impact) investment businesses as Chief Executive and Chief Investment Officer of TSPI, LP and Chair & Venture Partner of TSV. Initially on behalf of private capital and expanding to include institutional investors, Wray grew the private investment businesses during his 9-year tenure to nearly $4 billion in AUM and 90 team members and was a leader in the creation of Hamilton Insurance Group and the incubation of Two Sigma’s insurance technology activities,  Prior to Two Sigma, Wray was a Senior Managing Director with Marathon Asset Management, where he developed the firm’s private equity investment activities and played a role in many new business opportunities and capital formation initiatives, including the firm’s direct lending business and its participation in the US Treasury’s Legacy Securities Public-Private Investment Program.. Prior to Marathon, Wray evaluated and executed management buyout transactions as a Director with Fox Paine & Co. and as a Principal at Dubilier & Co. Wray began his career in the financial analyst program at Chemical Bank (today, J.P. Morgan) as an Associate in the Acquisition Finance Group.

Wray has been involved in approximately 300 transactions, add-on acquisitions, realizations, corporate financings, fundraisings and other principal transactions with aggregate consideration in excess of $32 billion, including direct private equity, venture and third-party managed fund investments representing more than $3 billion in invested capital. Wray has been a part of driving shareholder value creation and corporate growth as member of boards, advisory boards and committees or as an adviser for more than 45 companies and investment funds, across industries including technology, financial services, education, consumer services and real assets. Working with both private capital organizations and institutional investors, Wray has architected and led multiple private investment businesses, defining investment objectives, devising strategy, recruiting team members, setting culture, developing investor and financing relationships, and managing investment processes and decisions.

Wray is committed to giving back to the community, serving as Co-Chair of the Board of Youth, INC, as Vice Chair of the Board and Chair of the Investment Committee for Futures and Options, as a grant monitor and event committee chair for Hour Children, and as an Associate of the Harvard College Fund. In his 15+ years working with Youth, INC, a venture philanthropy nonprofit organization in New York City, Wray has engaged in many aspects of the organization’s growth and development including recruiting senior leadership, leading strategic planning initiatives, chairing the governance and compensation committees and being a part of raising more than $100 million to impact the lives of NYC youth by empowering more than 175 grass-roots non-profits that serve them. Wray earned an A.B. from Harvard University.

Howard L. Sanders, Lead Director. Howard Sanders serves as our lead director and is the managing member of Auldbrass Partners, a growth-focused private equity firm investing primarily in secondaries transactions, which he founded in 2011. Mr. Sanders heads Auldbrass Partners’ transactional sourcing, deal execution, investment strategy and business development. Mr. Sanders has led successful Auldbrass Partners investments in SaaS (Software as a Service), PaaS (Platform as a Service), tech-enabled manufacturing and services, healthcare and EdTech companies. Before founding Auldbrass Partners, Mr. Sanders was a Managing Director at Citigroup where he was responsible for managing and directing Citi Holdings’ proprietary investments in private equity, hedge funds and real estate. Prior to Citi, Mr. Sanders was a Vice President in mergers and acquisitions for Deutsche Bank (a successor to James D. Wolfensohn and Co.). Mr. Sanders also previously served as an adjunct professor at Columbia Business School.

Mr. Sanders is currently a board member of the Partnership for New York City Foundation, the Riverside Church in the City of New York and the Undergraduate Executive Board of the Wharton School at the University of Pennsylvania. Mr. Sanders holds a Master of Business Administration from Harvard University and a Bachelor of Science from the Wharton School at the University of Pennsylvania. We believe that Mr. Sanders’ significant experience in investment management leadership, company and private equity fund evaluation and analysis and investment banking leadership make him well qualified to serve as a member of our board of directors.

Troy Carter, Independent Director. Troy serves as our independent director and is the founder and CEO of Q&A, a music technology company focused on building software solutions for recording artists via distribution and analytics. Troy currently serves as a director of Focus Impact BH3 Acquisition Company, a special purpose acquisition corporation (Nasdaq: BHAC). He also serves as an advisor to the NBA Players Association. He previously served as an advisor to the Prince Estate. Prior to founding Q&A, Troy was Global Head of Creator Services at Spotify from 2016 to 2018 and then served in a consulting role for CEO Daniel Ek until 2019. Troy serves on the boards of WeTransfer and SoundCloud, and served as an advisor to Lyft. He is also an active early stage investor, including in companies such as Uber, Lyft, Dropbox, Spotify, Slack, Warby Parker, Gimlet Media, and Thrive Market. Troy previously founded the entertainment company, Atom Factory, in 2008, where he worked with Lady Gaga, John Legend and Meghan Trainor.

Troy is an executive member on the boards of trustees at The Aspen Institute and the Los Angeles County Museum of Art as well as a Henry Crown Fellow. In addition, he is a member of the United Nations Foundation Global Entrepreneurs Council. Troy also has served on the boards of directors of the Los Angeles Mayor’s Council for Technology & Innovation and CalArts. Troy has previously been included on Fast Company’s list of most creative people and on Billboard’s Power 100 list, an annual ranking the music industry’s top influencers. We believe Troy’s significant business experience in various technology companies and his experience serving on the boards of technology companies makes him well qualified to serve as a member of our board of directors.

Dawanna Williams, Independent Director. Ms. Williams serves as our independent director and as the managing principal at Dabar Development Partners, which Ms. Williams founded over 15 years ago. Dabar has developed over 3,000 apartments units covering more than 2 million square feet of mixed-use developments and has had principal involvement in development projects awarded by NYC’s Department of Housing Preservation and Development, NYC’s Economic Development Corporation, and New York City’s Housing Authority. As managing principal, Ms. Williams is involved in all executive aspects of business operations, from developing strategic priorities to executing development projects to risk management to establishing firm values and standards. Prior to Dabar, Ms. Williams served as General Counsel at Victory Education Partners and as a senior associate in the commercial real estate group at Sidley Austin LLP.

Ms. Williams serves on the board of directors of ACRES Commercial Realty Corp. (NYSE: ACR) is a real estate investment trust that is primarily focused on originating, holding and managing commercial real estate (“CRE”) mortgage loans and other commercial real estate-related debt investments, Compass, Inc., (NYSE: COMP), a publicly-traded, technology-enabled residential real estate brokerage company and Ares Industrial Real Estate Income Trust Inc., a real estate investment trust. Ms. Williams also serves on the board of directors of the Apollo Theater, chairing the real estate committee, and on the board of directors for the New York City Trust for Cultural Resources. Ms. Williams also serves on the board of directors of the New York Real Estate Chamber. Ms. Williams earned an A.B. from Smith College in economics and government, a Master of Public Administration from Harvard University Kennedy School of Government, and a Doctor of Jurisprudence from the University of Maryland School of Law. We believe that Ms. Williams’ experience in investment management, her background in transaction law and corporate governance and her public company board experience make her well qualified to serve as a member of our board of directors.

Dia Simms, Independent Director. Dia serves as our independent director and as the Executive Chairwoman of the Board of Lobos 1707 Tequila & Mezcal, an award-winning, independent spirits brand that launched in November 2020. Before being appointed Executive Chairwoman, Dia led Lobos 1707 as its CEO, alongside Founder and Chief Creative Officer Diego Osorio with early backing by sports and cultural icon, LeBron James. Dia currently serves as a director of Focus Impact BH3 Acquisition Company, a special purpose acquisition corporation, (Nasdaq: BHAC). Dia is also Co-Founder of Pronghorn, a 10-year initiative to drive diversity, equity and inclusion in the spirits industry. Dia spent almost fifteen years working alongside Sean “Diddy” Combs at Combs Enterprises. In 2017, Dia was named President of Combs Enterprises, making her the first president in the company’s thirty-year history other than Sean Combs himself. In her role as President, she oversaw multi-billion-dollar brands under the Combs empire, including CÎROC Ultra-Premium Vodka, Blue Flame Agency, AQUAhydrate, Bad Boy Entertainment, Sean John and Revolt TV. Of note, Dia led the transformation of CÎROC Ultra-Premium Vodka from infancy to a multibillion dollar value brand.

Along with a lengthy list of accolades, Dia is Board Chair of Pronghorn, Board Vice Chair of Saint Liberty Whiskey, Advisor to Touch Capital and director on the FIAC Board. Dia holds a B.S. degree in Psychology from Morgan State University and a Master’s degree in Management from the Florida Institute of Technology. We believe Dia’s significant business experience as a CEO and significant deal-making experience make her well qualified to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

We have five directors at the time of this Report.  Our board of directors are divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term.  The term of office of the first class of directors, consisting of Troy Carter, will expire at our first annual meeting of stockholders.  The term of office of the second class of directors, consisting of Howard Sanders and Carl Stanton, will expire at the second annual meeting of stockholders.  The term of office of the third class of directors, consisting of Dawanna Williams and Dia Simms, will expire at the third annual meeting of stockholders.  We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent.  An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company).  Our board of directors has determined that Troy Carter, Dia Simms and Dawanna Williams are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

•
Our initial stockholders have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination and a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A commons stock and (ii) to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by the Termination Date (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).  If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless.  With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of:  (A) one year after the completion of our initial business combination; or (B) subsequent to our initial business combination, (x) if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.  With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination.  Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Carl Stanton	Westwood Estate Wines	Food and Beverage	Managing Partner
	cbGrowth Partners	Investments	Founder
	Focus Impact BH3 Acquisition Company	Blank Check Company	Chief Executive Officer and Director
	Skipper Pets, Inc.	Consumer and Pet Services	Director
Ernest Lyles	The HiGro Group	Private Equity	Founder and Managing Partner
	Focus Impact BH3 Acquisition Company	Blank Check Company	Chief Financial Officer and Director
Wray Thorn	Clear Heights Capital	Private Equity and Venture Capital	Founder and Chief Executive Officer
	Youth, Inc.	Nonprofit Organization	Co-Chair of Board of Directors
	Futures and Options	Nonprofit Organization	Director and Chair of Investment Committee of Board
	Sailfish Productions	Entertainment and Media	General Manager
	Focus Impact BH3 Acquisition Company	Blank Check Company	Chief Investment Officer and Director
	Skipper Pets, Inc.	Consumer and Pet Services	Director

Howard Sanders	Auldbrass Partners L.P.	Private Equity	Founder and Managing Member
Troy Carter	Q&A	Technology and Multimedia	Founder and Chief Executive Officer
	The Aspen Institute	Nonprofit Organization	Executive Member on the Board of Trustees
	Los Angeles County Museum of Art	Museum	Executive Member on the Board of Trustees
	Focus Impact BH3 Acquisition Company	Blank Check Company	Director
Dawanna Williams	Dabar Development Partners	Real Estate	Managing Principal
	ACRES Commercial Realty Corp.	Real Estate	Director
	Ares Industrial Real Estate Income Trust Inc.	Real Estate	Director
	Compass, Inc.	Real Estate	Director
Dia Simms	Lobos 1707 Tequila & Mezcal	Food and Beverages	Chief Executive Officer
	Tilt Holdings Inc.	Cannabis-Focused Holding Company	Director
	Focus Impact BH3 Acquisition Company	Blank Check Company	Director

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

The following disclosure concerns the compensation of our executive officers and directors for the fiscal year ended December 31, 2023.

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

In the table below, the percentage ownership is based on 6,717,578 shares of Class A common stock (which includes Class A common stock that are underlying the units) and 750,000 shares of Class B common stock issued and outstanding as of as of the date of this Report. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class B common stock		Class A common stock
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Common Stock
Five Percent Holders
Focus Impact Sponsor, LLC(3) (our sponsor)	750,000	100%	5,000,000	74.4%	77.0%
Directors and Executive Officers
Carl Stanton(4)	—	—	—	—	—
Ernest Lyles(4)	—	—	—	—
Howard Sanders(4)	—	—	—	—	—
Troy Carter(4)	—	—	—	—	—
Dawanna Williams(4)	—	—	—	—	—
Wray Thorn(4)	—	—	—	—
Dia Simms(4)	—	—	—	—	—
All officers and directors as a group (seven individuals)	—	—	—	—	—

* Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 1345 Avenue of the Americas, 33rd Floor, New York, NY 10105.

(2)
Interests shown consist of 5,000,000 shares of Class A common stock and 750,000 shares of Class B common stock.  Such shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as more fully described under the heading “Description of Securities-Founder Shares” of our final prospectus (File No. 333-255448), filed in connection with our initial public offering.

(3)
Our sponsor is governed by a four-member board of managers composed of Carl Stanton, Ernest Lyles, Howard Sanders and Wray Thorn.  Each manager has one vote, and the approval of a majority of the managers is required to approve an action of our sponsor.  Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities.  This is the situation with regard to our sponsor.  Based upon the foregoing analysis, no individual manager of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which such manager directly holds a pecuniary interest.  Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.  Carl Stanton, Ernest Lyles, Howard Sanders and Wray Thorn, individually and together with their controlled affiliates, collectively, have contributed approximately 40% of the capital in the sponsor.

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

In connection with the approval of the Extension Amendment Proposal, on May 9, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 to the sponsor and the sponsor funded deposits into the trust account. The Promissory Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the trust account, if any. Up to the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the sponsor at the time of the Company’s initial public offering. As of December 31, 2023, an aggregate of $1,500,000 has been drawn under the Promissory Note.

In connection with the extension of the Termination Date, on December 1, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 to the sponsor and the sponsor funded deposits into the trust account. The Second Promissory Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Second Promissory Note will be repaid only from amounts remaining outside of the trust account, if any. As of December 31, 2023, an aggregate of $375,000 has been drawn under the Second Promissory Note.

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

We have entered into a registration rights and stockholder rights agreement pursuant to which our sponsor will be entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for election to our board of directors, which is described under the section of the final prospectus dated October 27, 2021 entitled “Description of Securities - Registration and Stockholder Rights.”

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with Auldbrass Partners or our sponsor, officers, directors or members of our advisory board unless a committee of independent and disinterested directors has obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.  Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, members of our advisory board or our or their affiliates, by us for services rendered to us prior to or in connection with the completion of our initial business combination.  However, the following payments will be made to our sponsor, officers or directors, members of our advisory board or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

•	repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	payment to an affiliate of our sponsor of $10,000 per month, until the Termination Date, for office space, utilities and secretarial and administrative support;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent.  An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company).  Our board of directors has determined that Troy Carter, Dia Simms and Dawanna Williams are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules.  Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and 2022 totaled $110,694 and $95,861, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2023 and 2022.

All Other Fees. The aggregate fees billed by Marcum for other professional services for the year ended December 31, 2023 and 2022 totaled $41,200 and $0, respectively.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this Report:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2
Financial Statements:
Consolidated Balance Sheets	F-3
Consolidated Statements of Operation	F-4
Consolidated Statement of Changes in Stockholders’ Deficit	F-5
Consolidated Statement of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 to F-21

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

Exhibit	Description
2.1	Business Combination Agreement, dated September 12, 2023, among the Registrant, Focus Impact Amalco Sub Ltd. and DevvStream Holdings Inc.(1)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Amendment to Amended and Restated Certificate of Incorporation (Extension Amendment).(3)
3.3	Amendment to Amended and Restated Certificate of Incorporation (Redemption Limitation Amendment).(3)
3.4	Amendment to Amended and Restated Certificate of Incorporation (Extension Amendment).(4)
3.5	Amended and Restated Bylaws.(5)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(2)
4.2	Description of Company’s Securities.*
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(2)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(2)
10.3	Registration and Shareholder Rights Agreement among Company and the Sponsor and certain other equityholders named therein.(2)
10.4	Letter Agreement between the Company, the Sponsor and the Company’s officers and directors. (2)
10.5	Administrative Services Agreement between the Registrant and the Sponsor.(2)
10.6	Promissory Note, dated May 9, 2023, between the Registrant and the Sponsor.(6)
10.7	Promissory Note, dated December 1, 2023, between the Registrant and the Sponsor.(7)
10.8	Sponsor Side Letter, dated September 12, 2023, between the Registrant and the Sponsor.(1)
10.9	Form of Company Support & Lock-up Agreement, dated September 12, 2023, among the Registrant, DevvStream Holdings Inc. and other parties thereto.(1)
10.10	Form of Amended and Restated Registration Rights Agreement.(1)
21.1	List of Subsidiaries.*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
97.1	Clawback Policy.*
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema

Exhibit	Description
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase
101.DEF	iXBRL Taxonomy Extension Definition Linkbase
101.LAB	iXBRL Taxonomy Extension Label Linkbase
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File embedded within the iXBRL document and contained in Exhibit 101

* Filed herewith
** Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 13, 2023.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 1, 2021.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on April 27, 2023.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 5, 2024.
(5)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on June 3, 2021.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on May 9, 2023.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 7, 2023.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 5, 2024
FOCUS IMPACT ACQUISITION CORP.

	By:	/s/ Carl Stanton
Name: Carl Stanton
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Carl Stanton	Chief Executive Officer and Director	April 5, 2024
Carl Stanton	(Principal Executive Officer)

/s/ Ernest Lyles	Chief Financial Officer	April 5, 2024
Ernest Lyles	(Principal Financial and Accounting Officer)

/s/ Wray Thorn	Chief Investment Officer	April 5, 2024
Wray Thorn

/s/ Howard Sanders	Lead Director	April 5, 2024
Howard Sanders

/s/ Troy Carter	Director	April 5, 2024
Troy Carter

/s/ Dawanna Williams	Director	April 5, 2024
Dawanna Williams

/s/ Dia Simms	Director	April 5, 2024
Dia Simms

FOCUS IMPACT ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Focus Impact Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Focus Impact Acquisition Corp. (the “Company”) as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. As further described in Note 1 to the consolidated financial statements, the Company is a Special Purpose Acquisition Corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving the Company and one or more businesses on or before May 1, 2024 or make deposits monthly into Company’s trust account to extend the business combination deadline by an additional six months through November 1, 2024. The Company entered into a business combination agreement with a business combination target on September 12, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to May 1, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after May 1, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, New York
April 5, 2024

FOCUS IMPACT ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets:
Current assets:
Cash	$224,394	$1,426,006
Restricted cash	75,773	—
Income tax receivable	13,937	—
Prepaid expenses	4,091	367,169
Total current asset	318,195	1,793,175

Cash and Investment held in Trust Account	62,418,210	237,038,010
Total assets	$62,736,405	$238,831,185

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$4,408,080	$1,001,990
Due to Sponsor	240,000	120,000
Franchise taxes payable	40,030	63,283
Income taxes payable	—	645,442
Excise tax payable	2,235,006	—
Redemption payable	43,640,022	—
Promissory note - related party	1,875,000	—
Total current liabilities	52,438,138	1,830,715

Warrant liability	454,000	1,135,000
Marketing agreement	150,000	150,000
Deferred underwriting fee	—	8,650,000
Total liabilities	53,042,138	11,765,715

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 1,717,578 and 23,000,000 shares at redemption value of $10.98 and 10.31 per share as of December 31, 2023 and 2022, respectively	18,853,961	237,020,680

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 5,000,000 and none issued and outstanding, (excluding 1,717,578 and 23,000,000 shares subject to possible redemption), respectively	500	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 750,000 and 5,750,000 shares issued and outstanding, respectively	75	575
Additional paid-in capital	—	—
Accumulated deficit	(9,160,269)	(9,955,785)
Total stockholders’ deficit	(9,159,694)	(9,955,210)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$62,736,405	$238,831,185

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Operating costs	$5,219,930	$1,784,832
Marketing service fee	—	150,000
Loss from operations	(5,219,930)	(1,934,832)

Other Income
Change in fair value of warrant liabilities	681,000	10,669,000
Recovery of offering costs allocated to warrants	309,534	—
Operating account interest income	14,786	7,413
Income from Trust Account	5,350,288	3,433,975
Total other income	6,355,608	14,110,388

Income before provision for income taxes	1,135,678	12,175,556
Provision for income taxes	(1,111,731)	(645,442)
Net income	$23,947	$11,530,114

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	11,072,452	23,000,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.40
Basic and diluted weighted average shares outstanding, Class A (non-redeemable) and Class B common stock	5,750,000	5,750,000
Basic and diluted net income per share, Class A (non-redeemable) and Class B common stock	$0.00	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,750,000	$575	$—	$(19,065,219)	$(19,064,644)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(2,420,680)	(2,420,680)
Net income	—	—	—	—	—	11,530,114	11,530,114
Balance as of December 31, 2022	—	—	5,750,000	575	—	(9,955,785)	(9,955,210)
Excise tax payable in connection with redemptions	—	—	—	—	—	(2,235,006)	(2,235,006)
Extension funding of Trust Account	—	—	—	—	—	(1,300,000)	(1,300,000)
Waiver of Deferred Underwriting Fee	—	—	—	—	—	8,340,466	8,340,466
Conversion of Class B common stock to Class A common stock	5,000,000	500	(5,000,000)	(500)	—	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(4,033,891)	(4,033,891)
Net income	—	—	—	—	—	23,947	23,947
Balance as of December 31, 2023	5,000,000	$500	750,000	$75	$—	$(9,160,269)	$(9,159,694)

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$23,947	$11,530,114
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(681,000)	(10,669,000)
Recovery of offering costs allocated to warrants	(309,534)	—
Income from investments held in Trust Account	(5,350,288)	(3,433,975)
Changes in assets and liabilities:
Prepaid expenses	363,078	452,365
Accounts payable and accrued expenses	3,406,090	345,676
Franchise tax payable	(23,253)	645,442
Marketing service fee	—	150,000
Due to related party	120,000	120,000
Income taxes payable	(659,379)	(107,676)
Net cash used in operating activities	(3,110,339)	(967,054)

Cash flows from investing activities:
Trust extension funding	(1,300,000)	—
Cash withdrawn from Trust Account in connection with redemption	179,860,588	—
Cash withdrawn from Trust Account to pay taxes obligation	1,409,500	999,121
Net cash provided by investing activities	179,970,088	999,121

Cash flows from financing activities:
Redemption of common stock	(179,860,588)	—
Proceeds from issuance of promissory note to related party	1,875,000	—
Net cash used in financing activities	(177,985,588)	—

Net change in cash	(1,125,839)	32,067
Cash, beginning of the year	1,426,006	1,393,939
Cash, end of the year	$300,167	$1,426,006

Supplemental disclosure of cash flow information:
Remeasurement adjustment of carrying value of Class A common stock to redemption amount	$5,333,891	$2,420,680
Conversion of Class B common stock to Class A common stock	$500	$—
Excise tax payable in connection with redemption	$2,235,006	$—
Impact of the waiver of deferred commission by the underwriters	$8,340,466	$—
Payable to redeemable shareholders	$43,640,022	$—
Income taxes paid	$1,770,029	$—

The accompanying notes are an integral part of these consolidated financial statements.

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the Initial Public Offering (“IPO”) (as defined below), and since the closing of the IPO, the search for a prospective initial business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Upon the closing of the IPO, $10.20 per Unit sold in the IPO (including the full exercise of the underwriters’ over-allotment option) and the proceeds of the sale of the Private Placement Warrants, are held in a trust account (“Trust Account”) and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The trust account is intended as a holding place for funds pending the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s Class A common stock the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by May 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account) or (ii) with respect to any other provisions relating to the rights of holders of the Company’s Class A common stock, and (c) the redemption of the Company’s public shares if the Company has not consummated the initial Business Combination by May 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account) subject to applicable law.

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

The Sponsor, officers and directors entered into a letter agreement with us, pursuant to which they have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of the initial Business Combination and a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) that would modify the substance or timing of the Company’s obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination by May 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A commons stock and (ii) to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fails to consummate an initial Business Combination by May 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame). Further, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor. If the Company submits the initial Business Combination to the Company’s public stockholders for a vote, the Company will complete the initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination.

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

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
In connection with the vote to approve the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 17,297,209 shares of Class A common stock, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of $179,860,588.

As disclosed in the proxy statement relating to the Extension Meeting, the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan, within ten (10) business days of the date of the Extension Meeting, of the lesser of (a) an aggregate of $487,500 or (b) $0.0975 per share that is not redeemed in connection with the Extension Meeting, to be deposited into the Trust Account. In addition, in the event the Company does not consummate an initial business combination by August 1, 2023, the Lender may contribute to the Company the lesser of (a) $162,500 or (b) $0.0325 per each share of public stock that is not redeemed in connection with the Extension Meeting as a loan to be deposited into the Trust Account for each of nine one-month extensions following August 1, 2023. On October 31, 2023, the Company deposited an additional $162,500 in the Trust Account to extend the Termination Date to December 1, 2023. On December 1, 2023, the Company deposited an additional $162,500 in the Trust Account to extend the Termination Date to January 1, 2024. As of December 31, 2023 a total of $1,300,000 has been paid regarding the extensions.

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

On December 29, 2023, the Company held a special meeting of stockholders (the “Extension Meeting 2”) to amend the Company’s amended and restated certificate of incorporation to (i) extend the Termination Date from January 1, 2024 to April 1, 2024 (the “Charter Extension Date 2”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to seven times by an additional one month each time after the Charter Extension Date 2, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until November 1, 2024, or a total of up to ten months after January 1, 2024, unless the closing of the Company’s initial Business Combination shall have occurred prior to such date (such amendment, the “Extension Amendment 2” and such proposal, the “Extension Amendment Proposal 2”). The stockholders of the Company approved the Extension Amendment Proposal 2 at the Extension Meeting 2 and on December 29, 2023, the Company filed the Extension Amendment 2 with the Secretary of State of Delaware.

In connection with the vote to approve the Extension Amendment Proposal 2, the holders of 3,985,213 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.95 per share, for an aggregate redemption amount of approximately $43,640,022. As of December 31, 2023, funds related to these redemptions have not been distributed and are reported on the consolidated balance sheet as redemption payable.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On October 16, 2023, the Company, received a written notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was no longer in compliance with Nasdaq Listing Rule 5450(a)(2), which requires a minimum of 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Public Holders Rule”).

Based on the Company’s plan of compliance submitted to Nasdaq on November 17, 2023, Nasdaq granted the Company an extension until April 15, 2024 to regain compliance with the Minimum Public Holders Rule. In the event the Company does not regain compliance with the Minimum Public Holders Rule, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Listing Qualifications Panel.

Additionally, on December 21, 2023, the Sponsor, converted 5,000,000 shares of the company’s Class B common stock to Class A common stock. The converted shares of Class A common stock hold no interest in the Trust Account and are non-redeemable.

Proposed Business Combination

On September 12, 2023, Focus Impact Acquisition Corp., a Delaware corporation (“FIAC”) entered into a Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, collectively, the “Business Combination”), by and among FIAC, Focus Impact Amalco Sub Ltd., a wholly-owned subsidiary of FIAC and a company existing under the laws of the Province of British Columbia (“Amalco Sub”) and DevvStream Holdings Inc., a company existing under the Laws of the Province of British Columbia (“Devvstream”). Pursuant to the Business Combination Agreement, among other things FIAC will acquire DevvStream for consideration of shares in FIAC following its continuance to the Province of Alberta (as further explained below). The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the mergers and the other transactions contemplated thereby, are summarized below.

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

Financial and Capital Market Advisors

The Company has engaged (the “Engagement”) J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”), to act as its (i) its financial advisor and capital markets advisor in connection with a possible acquisition of DevvStream (“Target”) (the “Sale Transaction”) and (ii) its placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities (the “Securities”) or other capital or debt raising transaction in connection with the Sale Transaction (the “Offering”, and, together with the Sale Transaction, each a “Transaction” and collectively the “Transactions”).

The Company will pay CCM the sum of (i) an advisory fee in an amount equal to $2,500,000 simultaneously with the closing of the Sale Transaction plus (ii) a transaction fee in connection with the Offering of an amount equal to 4.0% of the sum of (A) the gross proceeds raised from investors and received by Company or Target simultaneously with or before the closing of the Offering and (B) the proceeds released from the Trust Account in connection with the Business Combination with respect to any stockholder of Client that (x) entered into a non-redemption or other similar agreement or (y) did not redeem the Company’s common stock, in each instance to the extent such stockholder was identified to the Company by CCM (collectively, the “Offering Fee” and together with the Advisory Fee, the “Transaction Fee”); provided, however, CCM shall receive no fee for any gross proceeds received from, or non-redemptions obtained from any investors holding capital stock of Target (other than any investor who acquired their capital stock of Target in open market activities). The Transaction Fee shall be payable to CCM simultaneously with the closing of the Transaction. In addition, the Company may, in its sole discretion, pay to CCM a discretionary fee in an amount up to $500,000 (the “Discretionary Fee”), simultaneously with the closing of the Sale Transaction, if the Company determines in its discretion and reasonable judgment that the performance of CCM in connection with its leadership role in connection with the Transaction warrants such additional fee, taking into account, without limitation, (a) timing of the Transaction, (b) quality and delivery of services and advice hereunder, and (c) overall valuation attributable to the Transaction. No Advisory Fee, Offering Fee or Discretionary Fee shall be due to CCM if the Company does not complete the Sale Transaction.

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, working capital deficiency, and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until May 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account).

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and 2022, the Company had cash of $224,394 and $1,426,006, respectively, and no cash equivalents. At  December 31, 2023, the Company also had $75,773 of restricted cash related to funds withdrawn from the Trust Account reserved to the payment of taxes.

Cash and Investment Held in Trust Account

As of December 31, 2023, funds held in Trust Account consisted of interest bearing demand deposits and generally have a readily determinable fair value. Interest on the demand deposit account is included in income from cash and investments held in Trust Account in the accompanying statements of operations.

At December 31, 2022, investments held in the Trust Account are held in a money market fund characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2023 and 2022, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet, primarily due to its short-term nature.

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

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

Net Income Per Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stockholders. Private and public warrants to purchase 22,700,000 Class A common stock at $11.50 per share were issued on November 1, 2021. No warrants were exercised during the year ended December 31, 2023 and 2022. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with (i) the Initial Public Offering, (ii) the exercise of the over-allotment and (iii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods. Accretion associated with the redeemable Class A common stock is excluded from income per common stock as the redemption value approximates fair value.

	For the Year Ended December 31,
	2023		2022
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$15,762	$8,185	$9,224,091	$2,306,023
Denominator:
Weighted average shares outstanding	11,072,452	5,750,000	23,000,000	5,750,000
Basic and diluted net income per share	$0.00	$0.00	$0.40	$0.40

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations. Derivative assets and liabilities are classified in the consolidated balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the consolidated balance sheet date.

Warrant Liability

The Company accounted for the 22,700,000 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the warrant instrument as a liability at fair value and will adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s consolidated statement of operations. The fair value of privately-held warrants was estimated using an internal valuation model. Our valuation model utilized inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 97.9% and 5.3% for the year ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023 and 2022, primarily due to changes in fair value in warrant liability, warrant transaction costs, business combination expenses and the valuation allowance on the deferred tax assets.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

As of December 31, 2023 and 2022, the Class A common stock subject to possible redemption reflected on the consolidated balance sheet are reconciled in the following table:

	December 31, 2023	December 31, 2022
As of beginning of the period	$237,020,680	$234,600,000
Less:
Redemptions	(223,500,610)	—
Plus:
Extension funding of Trust Account	1,300,000	—
Remeasurement adjustment of carrying value to redemption value	4,033,891	2,420,680
Class A common stock subject to possible redemption	$18,853,961	$237,020,680

At December 31, 2023, an excess of $75,773 was withdrawn from the interest earned in the Trust Account related to the timing of payments of taxes. As of the date of this filing, the Company has repaid the excess withdrawals from the Trust Account.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of the initial Business Combination and a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) that would modify the substance or timing of the Company’s obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the initial Business Combination until May 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A commons stock and (ii) to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fails to consummate an initial Business Combination until May 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame). Further, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Note 5 - Related Party Transactions

Founder Shares

The Sponsor paid $25,000 to the Company in consideration for 5,750,000 shares of Class B common stock.

The founder shares will automatically convert into shares of Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8.

Pursuant to the Sponsor Side Letter, the Sponsor agreed to (1) certain transfer restrictions with respect to the Company's securities, lock-up restrictions (terminating upon the earlier of: (A) 360 days after the Closing Date, (B) a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New PubCo's stockholders having the right to exchange their equity for cash, securities or other property or (C) subsequent to the Closing Date, the closing price of the New Pubco Common Shares equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing) and (2) to vote any Company shares held by it in favor of the Business Combination Agreement, the Arrangement Resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. On May 9, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to the Sponsor. At December 31, 2023 and 2022, $1,500,000 and $0 was outstanding and reported on the consolidated balance sheets as Promissory note - related party.

On December 1, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to the Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s initial Business Combination. In the event that the Company does not consummate a Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of December 31, 2023, $375,000 was outstanding and reported on the consolidated balance sheets as Promissory note - related party.

Administrative Fees

The Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023 and 2022, the Company incurred $120,000 in administrative support fees. No amounts have been paid for the administrative fee. At December 31, 2023 and 2022, $240,000 and $120,000 is reported on the consolidated balance sheets under due to related party for this fee, respectively.

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

Underwriter Agreement

The underwriters were entitled to a deferred underwriting fee of approximately $0.376 per unit sold in the IPO, or $8,650,000 in the aggregate (including the fee related to the underwriters’ exercise of the over-allotment option) upon the completion of the Company’s initial Business Combination. In the third quarter 2023, the underwriters waived any right to receive the deferred underwriting fee and will therefore receive no additional underwriting fee in connection with the Closing. As a result, the Company recognized $309,534 of income and $8,340,466 was recorded to accumulated deficit in relation to the reduction of the deferred underwriting fee. As of December 31, 2023 and 2022, the deferred underwriting fee is $0 and $8,650,000, respectively.
The Company complies with ASC 405 “Liabilities” and derecognized the deferred underwriting fee liability upon being released of the obligation by the underwriters. To account for the waiver of the deferred underwriting fee, the Company reduced the deferred underwriting fee liability to $0 and reversed the previously recorded cost of issuing the instruments in the IPO, which included recognizing a contra-expense of $309,534, which is the amount previously allocated to liability classified warrants and expensed upon the IPO, and reduced the accumulated deficit and increased income available to Class B common stock by $8,650,000, which was previously allocated to the Class A common stock subject to redemption and accretion recognized at the IPO date.

Marketing Fee Agreement

The Company engaged advisors to assist the Company in validating existing acquisition strategies and providing recommendations or potential amendments and refinements to said strategy. The fee structure is set as a minimum of $150,000 due upon a Business Combination for advisory services.  If the advisors provide lead information of a potential target company in a Business Combination, the Company will pay the advisors between $2,000,000 and $6,000,000 (“Advisory Fee”) upon successful close of the Business Combination. The advisors did not provide lead information related to the proposed Business Combination. As such, if the proposed Business Combination is consummated, the advisors are not due the Advisory Fee.

Excise Tax

In connection with the extension meetings to amend the Company’s amended and restated certificate of incorporation, holders of 21,282,422 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock for an aggregate redemption amount of $223,500,610. As such, the Company has recorded a 1% excise tax liability in the amount of $2,235,006 on the consolidated balance sheets as of December 31, 2023. The liability does not impact the consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur.

Note 7 - Recurring Fair Value Measurements

At December 31, 2023, investments held in the Trust Account are held in an interest bearing demand deposit account and at December 31, 2022, substantially all of the Company’s trust assets on the consolidated balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity classification. As such, these financial instruments must be recorded on the consolidated balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, these financial instruments valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statement of operations.

The Company’s warrant liability for the Private Placement Warrants is based on valuation models utilizing inputs from observable and unobservable markets. The inputs used to determine the fair value of the Private Warrant liability, is classified within Level 3 of the fair value hierarchy.

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
The Company’s Public Warrants are trading on the Nasdaq Stock Market LLC (“NASDAQ”) and the Company’s warrant liability was based on unadjusted quoted prices in an active market (NASDAQ) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.
The Company’s Promissory Note contains an embedded option whereby up to $1,500,000 of the Promissory Note may be converted into the Company’s warrants. The embedded Working Capital Loan conversion option is accounted for as a liability in accordance with ACS 815-40 on the balance sheet and is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value in the consolidated statement of operations. Valuation of the Working Capital Loan conversion option was derived from the valuation of the underlying Private Placement Warrants and is classified as a level 3 valuation.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2023
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$62,418,210	$—	$—
Liabilities
Public Warrants	$230,000	$—	$—
Private Warrants	$—	$—	$224,000
Working Capital Loan Conversion Option	$—	$—	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account	$237,038,010	$—	$—
Liabilities
Public Warrants	$575,000	$—	$—
Private Warrants	$—	$—	$560,000

Measurement

The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement.

The key inputs into the binomial lattice model were as follows at December 31, 2023 and 2022:

Input	December 31, 2023	December 31, 2022
Risk-free interest rate	3.81%	3.95%
Expected term to initial Business Combination (years)	0.25	0.25
Expected volatility	de minimis %	de minimis
Common stock price	$10.89	$10.18
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s warrants classified as Level 3 for the period ended December 31, 2023 and December 31, 2022:

Fair value of the Private Placement Warrants measured with level 3
December 31, 2021	$5,824,000
Change in fair value	(5,264,000)
December 31, 2022	$560,000

December 31, 2022	$560,000
Change in fair value	(336,000)
December 31, 2023	$224,000

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
Note 8 - Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

On December 21, 2023, the Sponsor converted 5,000,000 shares of Class B common stock into shares of Class A common stock. Notwithstanding the conversions, the Sponsor will not be entitled to receive any monies held in the Trust Account as a result of its ownership of shares of Class A common stock issued upon conversion of the Class B common stock.

The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 5,000,000 and no shares of Class A common stock issued or outstanding, excluding 1,717,578 and 23,000,000 shares subject to possible redemption, respectively.

Class B Common Stock

The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common stock. At December 31, 2023 and 2022, there were 750,000 and 5,750,000 shares of Class B common stock issued and outstanding, respectively.

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

Note 9- Income Tax

The Company’s net deferred tax assets at December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax asset
Federal net operating loss	$—	$—
Organizational costs/Startup expenses	966,411	418,972
Total deferred tax asset	966,411	418,972
Valuation allowance	(966,411)	(418,972)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$1,078,985	$645,442
Deferred	(531,316)	(329,066)
State and Local
Current	32,746	—
Deferred	(16,125)	—

Change in valuation allowance	547,441	329,066

Income tax provision	$1,111,731	$645,442

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
As of December 31, 2023 and 2022, the Company had $0 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023 and 2022, the change in the valuation allowance was $547,441 and $329,066, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.6%	0.0%
Tax penalty	0.1%	0.0%
Change in fair value of warrant liability	(13.0)%	(18.4)%
Warrant transaction costs	(5.9)%	0.0%
Business Combination expenses	47.4%	0.0%
Change in valuation allowance	47.7%	2.7%
Income tax provision	97.9%	5.3%

The Company files US federal and New York City and State tax returns and is subject to examination by various taxing authorities.

The Company’s effective tax rates for the period presented differ from the expected (statutory) rates due to the recording of full valuation allowances on deferred tax assets, changes in fair value of warrants and transaction costs associated with warrants.

Note 10 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the consolidated financial statements were issued, require potential adjustment to or disclosure in the consolidated financial statements and did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 8, 2024, the Sponsor deposited $103,055 in the Trust Account extending the Termination Date to April 1, 2024 and in March 2024, the Sponsor deposited $34,352 in the Trust Account extending the Termination Date to May 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account).

On March 27, 2024, the Company transferred $75,773 to the Trust Account related to related to excess funds withdrawn and the timing of the payment of taxes.