Form 10-Q
period 2024-03-31
Focus Impact Acquisition Corp.
filed 2024-05-21
CIK 1854480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024,  6,717,578 shares of Class A common stock, par value $0.0001 per share, and 750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

FOCUS IMPACT ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FOCUS IMPACT ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024 (Unaudited)	2023
Assets:
Current assets:
Cash	$41,577	$224,394
Restricted cash	—	75,773
Income tax receivable	—	13,937
Prepaid expenses	1,296	4,091
Total current asset	42,873	318,195

Cash held in Trust Account	19,205,223	62,418,210
Total assets	$19,248,096	$62,736,405

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$5,690,852	$4,408,080
Due to Sponsor	270,000	240,000
Franchise taxes payable	49,896	40,030
Income taxes payable	107,344	—
Excise tax payable	2,235,006	2,235,006
Redemption payable	—	43,640,022
Promissory note - related party	2,150,000	1,875,000
Total current liabilities	10,503,098	52,438,138

Warrant liability	1,135,000	454,000
Marketing agreement	150,000	150,000
Total liabilities	11,788,098	53,042,138

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 1,717,578 shares at redemption value of $11.14 and 10.98 per share as of March 31, 2024 and December 31, 2023, respectively	19,074,076	18,853,961

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 5,000,000 issued and outstanding, (excluding 1,717,578 shares subject to possible redemption), as of March 31, 2024 and December 31, 2023, respectively	500	500
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 750,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	75	75
Additional paid-in capital	—	—
Accumulated deficit	(11,614,653)	(9,160,269)
Total stockholders’ deficit	(11,614,078)	(9,159,694)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$19,248,096	$62,736,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Operating costs	$1,687,227	$494,328
Loss from operations	(1,687,227)	(494,328)

Other (Expense) Income
Change in fair value of warrant liabilities	(681,000)	—
Operating account interest income	1,249	5,283
Income from trust account	253,990	2,534,447
Total other (expense) income, net	(425,761)	2,539,730

(Loss) income before provision for income taxes	(2,112,988)	2,045,402
Provision for income taxes	(121,281)	(522,843)
Net (loss) income	$(2,234,269)	$1,522,559

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	1,717,578	23,000,000
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.30)	$0.05
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	5,750,000	5,750,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.30)	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance as of January 1, 2024	5,000,000	$500	750,000	$75	$—	$(9,160,269)	$(9,159,694)
Net loss	—	—	—	—	—	(2,234,269)	(2,234,269)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(220,115)	(220,115)
Balance as of March 31, 2024	5,000,000	$500	750,000	$75	$—	$(11,614,653)	$(11,614,078)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2023	5,750,000	$575	$—	$(9,955,785)	$(9,955,210)
Net income	—	—	—	1,522,559	1,522,559
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	(1,961,604)	(1,961,604)
Balance as of March 31, 2023	5,750,000	$575	$—	$(10,394,830)	$(10,394,255)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(2,234,269)	$1,522,559
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	681,000	-
Income from investments held in Trust Account	(253,990)	(2,534,447)
Changes in assets and liabilities:
Prepaid expenses	2,795	96,376
Accounts payable and accrued expenses	1,282,772	138,058
Franchise tax payable	9,866	(13,283)
Due to related party	30,000	30,000
Income taxes payable	121,281	95,314
Net cash used in operating activities	(360,545)	(665,423)

Cash flows from investing activities:
Investments in trust account	(137,406)	—
Funds withdrawn for redemptions	43,640,022	—
Withdrawal of investments held in Trust for taxes	40,134	—
Return of excess withdrawals for taxes	(75,773)	—
Net cash provided by investing activities	43,466,977	—

Cash flows from financing activities:
Redemption of common stock	(43,640,022)	—
Proceeds from issuance of promissory note to related party	275,000	—
Net cash used in financing activities	(43,365,022)	—

Net change in cash	(258,590)	(665,423)
Cash, beginning of the period	300,167	1,426,006
Cash, end of the period	$41,577	$760,583

Supplemental disclosure of cash flow information:
Accretion for Class A common stock to redemption amount	$220,115	$1,961,604
Payment of federal income taxes	$—	427,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024
Note 1 - Organization and Business Operations

Organization and General

Focus Impact Acquisition Corp. (the “Company" or "FIAC”) is a blank check company incorporated in Delaware on February 23, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the Initial Public Offering (“IPO”) (as defined below), and since the closing of the IPO, the search for a prospective and consummation of an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Nasdaq rules provide that the Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable) at the time of the Company signing a definitive agreement in connection with the Initial Business Combination. The Company will only complete an Initial Business Combination if the post-Initial Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

Upon the closing of the IPO, $10.20 per Unit sold in the IPO (including the full exercise of the underwriters’ over-allotment option) and the proceeds of the sale of the Private Placement Warrants, are held in a trust account (“Trust Account”) and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The trust account is intended as a holding place for funds pending the earliest to occur of: (a) the completion of the Initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s Class A common stock the right to have their shares redeemed in connection with the Initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the Initial Business Combination by June 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account) or (ii) with respect to any other provisions relating to the rights of holders of the Company’s Class A common stock, and (c) the redemption of the Company’s public shares if the Company has not consummated the Initial Business Combination by June 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account) subject to applicable law.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of the Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Initial Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under the law or stock exchange listing requirement. The public stockholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be approximately $10.20 per public share. All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with an Initial Business Combination and in connection with certain amendments to the amended and restated certificate of incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). The Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place. In such case, the Company will proceed with an Initial Business Combination, and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Initial Business Combination.

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

The Sponsor, officers and directors entered into a letter agreement with us, pursuant to which they have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of the Initial Business Combination and a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) that would modify the substance or timing of the Company’s obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with the Initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the Initial Business Combination by June 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A commons stock and (ii) to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fails to consummate an Initial Business Combination by June 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the Initial Business Combination within the prescribed time frame). Further, the Company has agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of the Sponsor. If the Company submits the Initial Business Combination to the Company’s public stockholders for a vote, the Company will complete the Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination.

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

Extension of Combination Period

On April 25, 2023, the Company held a special meeting of stockholders (the “Extension Meeting”) to amend the Company’s amended and restated certificate of incorporation to (i) extend the date (the “Termination Date”) by which the Company has to consummate an Initial Business Combination from May 1, 2023 (the “Original Termination Date”) to August 1, 2023 (the “Charter Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate an Initial Business Combination on a monthly basis for up to nine times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until May 1, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of the Company’s Initial Business Combination shall have occurred prior to such date (such amendment, the “Extension Amendment” and such proposal, the “Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem shares of public stock to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended, of less than $5,000,000 (such amendment, the “Redemption Limitation Amendment” and such proposal, the “Redemption Limitation Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on April 26, 2023, the Company filed the Extension Amendment and the Redemption Limitation Amendment with the Secretary of State of Delaware.

In connection with the vote to approve the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 17,297,209 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of $179,860,588.

As disclosed in the proxy statement relating to the Extension Meeting, the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan, within ten (10) business days of the date of the Extension Meeting, of the lesser of (a) an aggregate of $487,500 or (b) $0.0975 per share that is not redeemed in connection with the Extension Meeting, to be deposited into the Trust Account. In addition, in the event the Company does not consummate an Initial Business Combination by August 1, 2023, the Lender may contribute to the Company the lesser of (a) $162,500 or (b) $0.0325 per each share of public stock that is not redeemed in connection with the Extension Meeting as a loan to be deposited into the Trust Account for each of nine one-month extensions following August 1, 2023. Because the Extension Amendment Proposal was approved, the Sponsor deposited $487,500 into the Trust Account, and the Termination Date was extended to August 1, 2023. From August 2023 through December 2023, the Sponsor deposited an aggregate of $812,500 into the Trust Account extending the Termination Date to January 1, 2024.

On December 29, 2023, the Company held a special meeting of stockholders (the “Second Extension Meeting”) to amend the Company’s amended and restated certificate of incorporation to extend the Termination Date from January 1, 2024 to April 1, 2024 (the “Second Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate an Initial Business Combination on a monthly basis for up to seven times by an additional one month each time after the Second Charter Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until November 1, 2024, or a total of up to ten months after January 1, 2024, unless the closing of the Company’s Initial Business Combination shall have occurred prior to such date (such amendment, the “Second Extension Amendment” and such proposal, the “Second Extension Amendment Proposal”). The stockholders of the Company approved the Second Extension Amendment Proposal at the Second Extension Meeting and on December 29, 2023, the Company filed the Second Extension Amendment with the Secretary of State of Delaware.

In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 3,985,213 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.95 per share, for an aggregate redemption amount of approximately $43,640,022.

As disclosed in the proxy statement relating to the Second Extension Meeting, the Sponsor agreed that if the Second Extension Amendment Proposal is approved, the Lender would deposit into the Trust Account the lesser of (a) $120,000 and (b) $0.06 per public share that is not redeemed in connection with the Second Extension Meeting. In addition, in the event the Company does not consummate an Initial Business Combination by April 1, 2024, the Lender may contribute to the Company the lesser of (a) $40,000 or (b) $0.02 per each public share that is not redeemed in connection with the Second Extension Meeting as a loan to be deposited into the Trust Account for each of seven one-month extensions following April 1, 2024. Because the Second Extension Amendment Proposal was approved, the Sponsor deposited $103,055 into the Trust Account, and the Termination Date was extended to April 1, 2024. In each of March 2024 and April 2024, the Sponsor deposited $34,352 into the Trust Account extending the Termination Date to June 1, 2024, which can be extended to November 1, 2024 (with required funding of the Trust Account).

At December 31, 2023, the Company had $75,773 of restricted cash related to funds withdrawn from the Trust Account reserved to the payment of taxes. On March 27, 2024, the Company transferred $75,773 to the Trust Account related to excess funds withdrawn and the timing of the payment of taxes and no longer has restricted cash.

Promissory Notes

In connection with the approval of the Extension Amendment Proposal, on May 9, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to the Sponsor and the Sponsor funded deposits into the Trust Account. The Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. Up to the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants issued to the sponsor at the time of the Company’s initial public offering. As of March 31, 2024, an aggregate of $1,500,000 has been drawn under the Promissory Note.

In connection with the extension of the Termination Date, on December 1, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Second Promissory Note”) to the Sponsor and the Sponsor funded deposits into the Trust Account. The Second Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the Second Promissory Note will be repaid only from amounts remaining outside of the trust account, if any. As of March 31, 2024, an aggregate of $650,000 has been drawn under the Second Promissory Note.

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

Based on the Company’s plan of compliance submitted to Nasdaq on November 17, 2023, Nasdaq granted the Company an extension until April 15, 2024 to regain compliance with the Minimum Public Holders Rule. On April 12, 2024, the Company regained compliance with the Minimum Public Holders Rule.

Conversion of Class B common stock to Class A common stock

On December 21, 2023, the Sponsor, converted 5,000,000 shares of the company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”) to shares of Class A common stock. Notwithstanding the conversions, the Sponsor will not be entitled to receive any monies held in the Trust Account as a result of its ownership of shares of Class A common stock issued upon conversion of the Class B common stock. The converted shares of Class A common stock hold no interest in the Trust Account and are non-redeemable. Following such conversion and taking into account the redemptions described above, we have an aggregate of 6,717,578 shares of Class A common stock issued and outstanding and an aggregate of 750,000 shares of Class B common stock issued and outstanding.

Proposed Business Combination

On September 12, 2023, FIAC entered into a Business Combination Agreement (as amended on May 1, 2024 and as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, collectively, the “Business Combination”), by and among FIAC, Focus Impact Amalco Sub Ltd., a company existing under the laws of the Province of British Columbia (“Amalco Sub”) and DevvStream Holdings Inc., a company existing under the Laws of the Province of British Columbia (“DevvStream”). Pursuant to the Business Combination Agreement, among other things FIAC will acquire DevvStream for consideration of shares in FIAC following its continuance to the Province of Alberta (as further explained below). The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the mergers and the other transactions contemplated thereby, are summarized below.

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

The “Per Common Share Amalgamation Consideration” means (i) with respect to each Multiple Voting Company Share, an amount of New PubCo Common Shares equal to (a) ten (10), multiplied by (b) the Common Conversion Ratio, and (ii) with respect to each Subordinated Voting Company Share, an amount of New PubCo Common Shares equal to the Common Conversion Ratio. The “Common Conversion Ratio” means, in respect of a common share of DevvStream, the number equal to the Common Amalgamation Consideration divided by the Fully Diluted Common Shares Outstanding. The “Common Amalgamation Consideration” means (a)(i) $145 million plus (ii) the aggregate exercise price of all in-the-money Company Options and Company Warrants outstanding immediately prior to the Effective Time (or exercised in cash prior to the Effective Time) divided by (b) $10.20. The “Fully Diluted Common Shares Outstanding” means, without duplication, at any measurement time (a)(i) ten (10), multiplied by (ii) the aggregate number of Multiple Voting Company Shares that are issued and outstanding, plus (b) the aggregate number of Subordinated Voting Company Shares that are issued and outstanding, plus (c) the aggregate number of Subordinated Voting Company Shares to be issued pursuant to the exercise and conversion of the Company Options in accordance therewith, plus (d) the aggregate number of Subordinated Voting Company Shares to be issued pursuant to the exercise and conversion of the Company Warrants in accordance therewith, plus (e) the aggregate number of Subordinated Voting Company Shares to be issued pursuant to the vesting of the Company RSUs in accordance therewith.

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

1.
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

2.
By FIAC or DevvStream if DevvStream’s board of directors or any committee thereof has withdrawn or modified, or publicly proposed or resolved to withdraw, the recommendation that DevvStream shareholders vote in favor of DevvStream shareholder approval or DevvStream enters into a Superior Proposal (as defined in the Business Combination Agreement).

3.
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

4.
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

5.	By FIAC upon written notice to DevvStream if there has been a Company Material Adverse Effect which is not cured by DevvStream within 30 business days after receipt of written notice thereof.

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

Amendment No. 1 to the Business Combination Agreement

On May 1, 2024, FIAC, Amalco Sub and DevvStream entered into Amendment No. 1 to the initial Business Combination Agreement (the “First Amendment”), which amends the initial Business Combination Agreement. The First Amendment provides, among other things, that:

(i)
Pursuant to the FIAC Continuance, (a) each issued and outstanding unit of FIAC, consisting of (I) one share of Class A common stock, and (II) one-half of one redeemable warrant exercisable for one share of Class A Common Stock, that has not been previously separated into its component securities prior to the FIAC Continuance shall automatically convert into securities of New PubCo identical to (i) a number of New PubCo Common Shares equal to the Reverse Split Factor (as defined below) and (ii) a number of warrants to purchase one New PubCo Common Share equal to one-half (1/2) of the Reverse Split Factor at an exercise price equal to the Adjusted Exercise Price (as defined below), (b) each issued and outstanding share of Class A common stock that has not been redeemed shall remain outstanding and automatically convert into a number of New PubCo Common Shares equal to the Reverse Split Factor, (c) each issued and outstanding share of Class B common stock, shall automatically convert into a number of New PubCo Common Shares equal to the Reverse Split Factor or be forfeited in accordance with the Sponsor Side Letter, as amended, and (d) each Public Warrant and Private Placement Warrant, will be assumed by New PubCo and automatically converted into the right to exercise such warrant for a number of New PubCo Common Shares equal to the Reverse Split Factor at an exercise price equal to the Adjusted Exercise Price. Any fractional shares or warrants to be issued pursuant to the FIAC Continuance will be rounded down to the nearest whole share or warrant; and

(ii)
Pursuant to the Amalgamation, New PubCo shall issue, and the holders of Company Shares collectively shall be entitled to receive a number of New PubCo Common Shares equal to (a) the Amended Common Amalgamation Consideration (as defined below), plus (b) solely to the extent any Multiple Voting Company Shares and Subordinated Voting Company Shares are required to be issued to Approved Financing Sources (as defined below) pursuant to Approved Financings (as defined below) in connection with the Closing, a number of New PubCo Common Shares equal to (i) each such Company Share multiplied by (ii) the Per Common Share Amalgamation Consideration (as defined below) in respect of such Company Share.

The “Amended Common Amalgamation Consideration” means, with respect to the Company Shares, Company Options and Company Warrants, a number of New PubCo Common Shares equal to the product of (A) the Reverse Split Factor, multiplied by (B) the Common Amalgamation Consideration. For the avoidance of doubt, “Fully Diluted Common Shares Outstanding” shall not include any Subordinated Voting Company Shares to be issued (including pursuant to the exercise and conversion of Company Warrants) to any Approved Financing Source pursuant to an Approved Financing. The “Approved Financing Source” means a person engaged by DevvStream after the date of the First Amendment to act as an investment bank, financial advisor, broker or similar advisor in connection with any financing which has been approved by FIAC in accordance with the terms of the Business Combination Agreement (an “Approved Financing”). The “Reverse Split Factor” means an amount equal to the lesser of (a) the quotient obtained by dividing the Final Company Share Price by $0.6316 and (b) one. The “Final Company Share Price” means the closing price of the Subordinated Voting Company Shares on the Cboe Canada stock exchange, as of the end of last trading day prior to the Closing (and if there is no such closing price on the last trading day prior to the Closing, the closing price of the Subordinated Voting Company Shares on the last trading day prior to the Closing on which there is such a closing price), converted into United States dollars based on the Bank of Canada daily exchange rate on the last business day prior to the Closing. The “Adjusted Exercise Price” means $11.50 multiplied by a fraction (x) the numerator of which is the number of shares of common stock purchasable upon the exercise of the Warrants immediately prior to such adjustment, and (y) the denominator of which shall be the number of shares of common stock purchasable immediately thereafter.

Sponsor Side Letter

In connection with signing the Business Combination Agreement, FIAC and the Sponsor entered into a letter agreement, dated September 12, 2023, as amended (the “Sponsor Side Letter”), pursuant to which the Sponsor agreed to forfeit (i) 10% of its founder shares effective as of the consummation of the Continuance at the closing of the Proposed Transactions and (ii) with FIAC Sponsor’s consent, up to 30% of its SPAC Class B Shares and/or Private Placement Warrants in connection with financing or non-redemption arrangements, if any, entered into prior to consummation of the Business Combination if any, negotiated by the Effective Date. Pursuant to the Sponsor Side Letter, the Sponsor also agreed to (1) certain transfer restrictions with respect to FIAC securities, lock-up restrictions (terminating upon the earlier of: (A) 360 days after the Closing Date, (B) a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New PubCo’s stockholders having the right to exchange their equity for cash, securities or other property or (C) subsequent to the Closing Date, the closing price of the New Pubco Common Shares equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing) and (2) to vote any SPAC Shares held by it in favor of the Business Combination Agreement, the arrangement resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing.

Amendment No. 1 to the Sponsor Side Letter

Concurrently with the execution of the First Amendment, FIAC and the Sponsor entered into Amendment No. 1 to the Sponsor Side Letter (the “Sponsor Side Letter Amendment”), pursuant to which, among other things, the Sponsor agreed and acknowledged that (i) each share of Class B common stock (other than those subject to forfeiture pursuant to the Sponsor Side Letter) shall convert only into a number of New PubCo Common Shares (and not any other FIAC shares prior to such automatic conversion) equal to the Reverse Split Factor and (ii) that each Private Placement Warrant shall only convert into the right to exercise such warrants for New PubCo Common Shares equal to the Reverse Split Factor. No fractional shares shall be issued and the total number of New PubCo Common Shares to be received by the Sponsor shall be rounded down to the nearest whole share after aggregating all New PubCo Common Shares held by the Sponsor. As a third-party beneficiary of the Sponsor Side Letter, DevvStream consented in all respects to the Sponsor Side Letter Amendment.

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

Liquidity and Capital Resources, Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the IPO may not enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements. Based on the foregoing, management believes that the Company may not have sufficient working capital to meet its needs through the earlier of the consummation of the Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, working capital deficiency, and subsequent dissolution, should the Company be unable to complete an Initial Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until June 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account) to consummate an Initial Business Combination. It is uncertain that the Company will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account).

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had cash of $41,577 and $224,394, respectively, and no cash equivalents. At March 31, 2024 and December 31, 2023, the Company also had $0 and $75,773 of restricted cash related to funds withdrawn from the Trust Account reserved to the payment of taxes.

Cash Held in Trust Account

As of March 31, 2024 and December 31, 2023, funds held in Trust Account consisted of interest bearing demand deposits and generally have a readily determinable fair value. Interest on the demand deposit account is included in income from Trust Account in the accompanying statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheet, primarily due to its short-term nature.

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

Net (Loss) Income Per Common Stock

The Company has two classes of common stock, which are referred to as redeemable Class A common stock and non-redeemable Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stockholders. Private and public warrants to purchase 22,700,000 Class A common stock at $11.50 per share were issued on November 1, 2021. No warrants were exercised during the period ended March 31, 2024 and December 31, 2023. The calculation of diluted (loss) income per common stock does not consider the effect of the warrants issued in connection with (i) the Initial Public Offering, (ii) the exercise of the over-allotment and (iii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods. Accretion associated with the redeemable Class A common stock is excluded from (loss) income per common stock as the redemption value approximates fair value.

	For the Three Months Ended March 31,
	2024		2023
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(513,892)	$(1,720,377)	$1,218,047	$304,512
Denominator:
Weighted average shares outstanding	1,717,578	5,750,000	23,000,000	5,750,000
Basic and diluted net (loss) income per share	$(0.30)	$(0.30)	$0.05	$0.05

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statement of operations. Derivative assets and liabilities are classified in the condensed consolidated balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed consolidated balance sheet date.

Warrant Liability

The Company accounted for the 22,700,000 warrants issued in connection with the IPO and Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the warrant instrument as a liability at fair value and will adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s condensed consolidated statement of operations. The fair value of privately-held warrants was estimated using an internal valuation model. Our valuation model utilized inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (5.7)% and 25.6% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, primarily due to changes in fair value in warrant liability, non-deductible transaction costs, state and city taxes and the valuation allowance on the deferred tax assets. Additionally, the effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 due to Initial Business Combination expenses and New York State and City taxes.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year.  The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through March 31, 2024.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States, New York State and New York City as its only “major” tax jurisdiction.

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

As of March 31, 2024 and December 31, 2023, the Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheet are reconciled in the following table:

	March 31, 2024	December 31, 2023
As of beginning of the period	$18,853,961	$237,020,680
Less:
Redemptions	-	(223,500,610)
Plus:
Extension funding of Trust Account	137,406	1,300,000
Remeasurement adjustment of carrying value to redemption value	82,709	4,033,891
Class A common stock subject to possible redemption	$19,074,076	$18,853,961

At December 31, 2023, an excess of $75,773 was withdrawn from the interest earned in the Trust Account related to the timing of payments of taxes. During the first quarter of 2024, the Company has repaid the excess withdrawals from the Trust Account.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

A portion of the proceeds from the Private Placement Warrants has been added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete an Initial Business Combination by the Termination Date, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of the Initial Business Combination and a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) that would modify the substance or timing of the Company’s obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with the Initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the Initial Business Combination until June 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A commons stock and (ii) to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fails to consummate an Initial Business Combination until June 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the Initial Business Combination within the prescribed time frame). Further, the Company has agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of the Sponsor.

Note 5 - Related Party Transactions

Founder Shares

The Sponsor paid $25,000 to the Company in consideration for 5,750,000 shares of Class B common stock.

The founder shares will automatically convert into shares of Class A common stock upon consummation of an Initial Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8.

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

Related Party Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. On May 9, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to the Sponsor. At March 31, 2024 and December 31, 2023, $1,500,000 was outstanding and reported on the condensed consolidated balance sheets as a component of Promissory note - related party.

On December 1, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to the Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of March 31, 2024 and December 31, 2023, $650,000 and $375,000, respectively, was outstanding and reported on the condensed consolidated balance sheets as a component of Promissory note - related party.

Administrative Fees

The Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024 and 2023, the Company incurred $30,000 in administrative support fees. No amounts have been paid for the administrative fee. At March 31, 2024 and December 31, 2023, $270,000 and $240,000, respectively, is reported on the condensed consolidated balance sheets under due to related party for this fee.

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

Underwriter Agreement

The underwriters were entitled to a deferred underwriting fee of approximately $0.376 per unit sold in the IPO, or $8,650,000 in the aggregate (including the fee related to the underwriters’ exercise of the over-allotment option) upon the completion of the Company’s Initial Business Combination. In the third quarter 2023, the underwriters waived any right to receive the deferred underwriting fee and will therefore receive no additional underwriting fee in connection with the Closing. As a result, the Company recognized $309,534 of income and $8,340,466 was recorded to accumulated deficit in relation to the reduction of the deferred underwriting fee. As of March 31, 2024 and December 31, 2023, the deferred underwriting fee is $0.

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

Marketing Fee Agreement

The Company engaged advisors to assist the Company in validating existing acquisition strategies and providing recommendations or potential amendments and refinements to said strategy. The fee structure is set as a minimum of $150,000 due upon an Initial Business Combination for advisory services.  If the advisors provide lead information of a potential target company in an Initial Business Combination, the Company will pay the advisors between $2,000,000 and $6,000,000  (“Advisory Fee”) upon successful close of the Initial Business Combination. The advisors did not provide lead information related to the proposed Business Combination. As such, if the proposed Business Combination is consummated, the advisors are not due the Advisory Fee.

Excise Tax

In connection with the extension meetings to amend the Company’s amended and restated certificate of incorporation, holders of 21,282,422 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock for an aggregate redemption amount of $223,500,610. As such, the Company has recorded a 1% excise tax liability in the amount of $2,235,006 on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. The liability does not impact the condensed consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur.

Note 7 - Recurring Fair Value Measurements

At March 31, 2024 and December 31, 2023, funds held in the Trust Account are held in an interest bearing demand deposit account. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity classification. As such, these financial instruments must be recorded on the condensed consolidated balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, these financial instruments valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statement of operations.

The Company’s warrant liability for the Private Placement Warrants is based on valuation models utilizing inputs from observable and unobservable markets. The inputs used to determine the fair value of the Private Warrant liability, is classified within Level 3 of the fair value hierarchy.

The Company’s Public Warrants are trading on the Nasdaq Stock Market LLC (“NASDAQ”) and the Company’s Public Warrant liability was based on unadjusted quoted prices in an active market (NASDAQ) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

The Company’s Promissory Note contains an embedded option whereby up to $1,500,000 of the Promissory Note may be converted into the Company’s warrants. The embedded Working Capital Loan conversion option is accounted for as a liability in accordance with ACS 815-40 on the balance sheet and is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value in the condensed consolidated statement of operations. Valuation of the Working Capital Loan conversion option was derived from the valuation of the underlying Private Placement Warrants and is classified as a level 3 valuation.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash held in Trust Account	$19,205,223	$—	$—
Liabilities
Public Warrants	$575,000	$—	$—
Private Warrants	$—	$—	$560,000
Working Capital Loan Conversion Option	$—	$—	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash held in Trust Account	$62,418,210	$—	$—
Liabilities
Public Warrants	$230,000	$—	$—
Private Warrants	$—	$—	$224,000
Working Capital Loan Conversion Option	$—	$—	$—

Measurement

The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement.

The key inputs into the binomial lattice model were as follows at March 31, 2024 and December 31, 2023:

Input	March 31, 2024	December 31, 2023
Risk-free interest rate	4.17%	3.81%
Expected term to Initial Business Combination (years)	0.25	0.25
Expected volatility	de minimis %	de minimis
Common stock price	$11.03	$10.89
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s warrants classified as Level 3 for the period ended March 31, 2024 and 2023:

December 31, 2023	$224,000
Change in fair value	336,000
March 31, 2024	$560,000

December 31, 2022	$560,000
Change in fair value	—
March 31, 2023	$560,000

Note 8 - Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

On December 21, 2023, the Sponsor converted 5,000,000 shares of Class B common stock into shares of Class A common stock. Notwithstanding the conversions, the Sponsor will not be entitled to receive any monies held in the Trust Account as a result of its ownership of shares of Class A common stock issued upon conversion of the Class B common stock.

The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 5,000,000 shares of Class A common stock issued or outstanding, excluding 1,717,578 shares subject to possible redemption, respectively.

Class B Common Stock

The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common stock. At March 31, 2024 and December 31, 2023, there were 750,000 shares of Class B common stock issued and outstanding.

Other than with regard to the election of directors prior to the consummation of an Initial Business Combination, holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of an Initial Business Combination, or earlier at the option of the holder thereof, on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of an Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with an Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in an Initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Note 9 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require potential adjustment to or disclosure in the condensed consolidated financial statements and did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

In connection with the vote to approve the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 17,297,209 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of $179,860,588.

As disclosed in the proxy statement relating to the Extension Meeting, the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees will contribute to us as a loan, within ten (10) business days of the date of the Extension Meeting, of the lesser of (a) an aggregate of $487,500 or (b) $0.0975 per share that is not redeemed in connection with the Extension Meeting, to be deposited into the Trust Account. In addition, in the event we do not consummate an Initial Business Combination by August 1, 2023, the Lender may contribute to us the lesser of (a) $162,500 or (b) $0.0325 per each share of public stock that is not redeemed in connection with the Extension Meeting as a loan to be deposited into the Trust Account for each of nine one-month extensions following August 1, 2023. Because the Extension Amendment Proposal was approved, the Sponsor deposited $487,500 into the Trust Account, and the Termination Date was extended to August 1, 2023. From August 2023 through December 2023, the Sponsor deposited an aggregate of $812,500 into the Trust Account extending the Termination Date to January 1, 2024.

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

As disclosed in the proxy statement relating to the Second Extension Meeting, the Sponsor agreed that if the Second Extension Amendment Proposal is approved, the Lender would deposit into the Trust Account the lesser of (a) $120,000 and (b) $0.06 per public share that is not redeemed in connection with the Second Extension Meeting. In addition, in the event the Company does not consummate an Initial Business Combination by April 1, 2024, the Lender may contribute to the Company the lesser of (a) $40,000 or (b) $0.02 per each public share that is not redeemed in connection with the Second Extension Meeting as a loan to be deposited into the Trust Account for each of seven one-month extensions following April 1, 2024. Because the Second Extension Amendment Proposal was approved, the Sponsor deposited $103,055 into the Trust Account, and the Termination Date was extended to April 1, 2024. In each of March 2024 and April 2024, the Sponsor deposited $34,352 into the Trust Account extending the Termination Date to June 1, 2024, which can be extended to November 1, 2024 (with required funding of the Trust Account).

On March 27, 2024, the Company transferred $75,773 to the Trust Account related to excess funds withdrawn and the timing of the payment of taxes. The excess withdrawal of funds from the Trust Account is reported on the condensed consolidated balance sheet as restricted cash.

Promissory Notes

In association with the approval of the Extension Amendment Proposal, on May 9, 2023, we issued the Promissory Note to the Sponsor and the Sponsor funded deposits into the Trust Account. The Promissory Note does not bear interest and matures upon closing of our Initial Business Combination. In the event that we do not consummate an Initial Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. Up to the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. As of March 31, 2024, an aggregate of $1,500,000 has been drawn under the Promissory Note.

In connection with the extension of the Termination Date, on December 1, 2023, the Company issued the Second Promissory Note to the Sponsor and the Sponsor funded deposits into the Trust Account. The Second Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the Second Promissory Note will be repaid only from amounts remaining outside of the trust account, if any. As of March 31, 2024, an aggregate of $650,000 has been drawn under the Second Promissory Note.

As of the date of this filing, the Company has deposited an aggregate of $1,471,758 into the Trust Account to extend the Termination Date to June 1, 2024, which can be extended to November 1, 2024 (with required funding of the Trust Account).

Conversion of Class B common stock to Class A common stock

On December 21, 2023, the Sponsor, converted 5,000,000 shares of the company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”) to shares of Class A common stock. Notwithstanding the conversions, the Sponsor will not be entitled to receive any monies held in the Trust Account as a result of its ownership of shares of Class A common stock issued upon conversion of the Class B common stock. The converted shares of Class A common stock hold no interest in the Trust Account and are non-redeemable. Following such conversion and taking into account the redemptions described above, we have an aggregate of 6,717,578 shares of Class A common stock issued and outstanding and an aggregate of 750,000 shares of Class B common stock issued and outstanding.

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

Based on the Company’s plan of compliance submitted to Nasdaq on November 17, 2023, Nasdaq granted the Company an extension until April 15, 2024 to regain compliance with the Minimum Public Holders Rule. On April 12, 2024, the Company regained compliance with the Minimum Public Holders Rule.

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

FIAC and Amalco Sub Conditions to Closing

The obligations of FIAC, and Amalco Sub to consummate the Proposed Transactions are subject to the satisfaction or waiver by FIAC (where permissible) of the following additional conditions:

•
The (i) Company Specified Representations (as defined in the Business Combination Agreement) are true and correct (without giving any effect to any limitation as to “materiality” or “Material Adverse Effect” or any similar limitation set forth therein) in all material respects as of the date of the Business Combination Agreement and on and as of the Closing Date immediately prior to the Effective Time as if made on the Closing Date immediately prior to the Effective Time (except to the extent such representations and warranties expressly relate to an earlier date, and in such case, shall be true and correct in all material respects on and as of such earlier date), (ii) representations and warranties set forth in Article V (other than Section 5.5), are true and correct (without giving any effect to any limitation as to “materiality” or “Material Adverse Effect” or any similar limitation set forth therein) as of the date of the Business Combination Agreement and on and as of the Closing Date immediately prior to the Effective Time as if made on the Closing Date immediately prior to the Effective Time (except to the extent such representations and warranties expressly relate to an earlier date, and in such case, shall be true and correct on and as of such earlier date), except, in each case, the failure of such representations and warranties to be so true and correct, has not had a Company Material Adverse Effect (as defined in the Business Combination Agreement) and (iii) the representations and warranties of DevvStream contained in Section 5.5 shall be true and correct, except for any de minimis failures to be so true and correct, as of the date of the Business Combination Agreement and on and as of the Closing Date as if made on the Closing Date (except to the extent such representations and warranties expressly relate to an earlier date, and in such case, shall be true and correct, except for any de minimis failures to be so true and correct, on and as of such earlier date).

•
DevvStream shall have performed or complied in all material respects with all agreements and covenants required by the Business Combination Agreement to be performed or complied with by it on or prior to the Closing Date.

•	There has been no event that is continuing that would, individually or in the aggregate, reasonably be expected to have a Company Material Adverse Effect.

•	Each of the Key Employees (as defined in the Business Combination Agreement) shall be actively employed or engaged with DevvStream as of the Closing Date.

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

Devvstream Conditions to Closing

The obligations of DevvStream to consummate the Proposed Transactions are subject to the satisfaction or waiver (where permissible) of the following additional conditions:

•
The (i) SPAC Specified Representations (as defined in the Business Combination Agreement) are true and correct (without giving any effect to any limitation as to “materiality” or “Material Adverse Effect” or any similar limitation set forth therein) in all material respects as of the date of the Business Combination Agreement and on and as of the Closing Date as if made on the Closing Date (except to the extent such representations and warranties expressly relate to an earlier date, and in such case, shall be true and correct in all material respects on and as of such earlier date), (ii) representations and warranties set forth in Articles III and IV (other than the SPAC Specified Representations and those contained in Section 3.5 and Section 4.5 of the Business Combination Agreement), without giving effect to materiality, Material Adverse Effect or similar qualifications, are true and correct in all respects at and as of the Closing Date as though such representations and warranties were made at and as of the Closing Date (other than in the case of any representation or warranty that by its terms addresses matters only as of another specified date, which will be so true and correct only as of such specified date), except to the extent the failure of such representations and warranties to be true and correct would not reasonably be expected to have, individually or in the aggregate, a SPAC Material Adverse Effect (as defined in the Business Combination Agreement) and (iii) the representations and warranties of FIAC and Amalco Sub, respectively, contained in Section 3.5 and Section 4.5 shall be true and correct, except for any de minimis failures to be so true and correct, as of the date of the Business Combination Agreement and on and as of the Closing Date as if made on the Closing Date (except to the extent such representations and warranties expressly relate to an earlier date, and in such case, shall be true and correct, except for any de minimis failures to be so true and correct, on and as of such earlier date).

•
Each of FIAC and Amalco Sub, respectively, shall have performed or complied in all material respects with all agreements and covenants required by the Business Combination Agreement to be performed or complied with by it on or prior to the Closing Date.

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

Termination

The Business Combination Agreement may be terminated at any time by DevvStream and FIAC with mutual written consent and by DevvStream or FIAC, respectively, as follows:

1.
By FIAC or DevvStream, if (i) the Required Company Shareholder Approval (as defined in the Business Combination Agreement) is not obtained at Company Meeting (as defined in the Business Combination Agreement), (ii) if the required approvals are not obtained at the SPAC Special Meeting (as defined in the Business Combination Agreement), (iii) a law or orders prohibits or enjoins the consummation of the arrangement and has become final and nonappealable, or (iv) the Effective Time does not occur on or before June 12, 2024 subject to a one-time thirty (30)-day extension upon written agreement of the parties (provided, that, if the registration statement shall not have been declared effective by the SEC as of the Outside Date, the FIAC shall be entitled to one sixty (60)-day extension upon notice to DevvStream) (provided, however, that the right to terminate the Business Combination Agreement under the clause described in this clause will not be available to a party if the inability to satisfy such conditions was due to the failure of such party to perform any of its obligations under the Business Combination Agreement).

2.
By FIAC or DevvStream if DevvStream’s board of directors or any committee thereof has withdrawn or modified, or publicly proposed or resolved to withdraw, the recommendation that DevvStream shareholders vote in favor of DevvStream shareholder approval or DevvStream enters into a Superior Proposal (as defined in the Business Combination Agreement).

3.
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

4.
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

5.	By FIAC upon written notice to DevvStream if there has been a Company Material Adverse Effect which is not cured by DevvStream within 30 business days after receipt of written notice thereof.

Expenses

The Business Combination Agreement provides for the following with respect to expenses related to the Proposed Transactions:

•
If the Proposed Transactions are consummated, New PubCo will bear expenses of the parties, including the SPAC Specified Expenses, all deferred expenses, including any legal fees of the Initial Public Offering due upon consummation of a Business Combination and any Excise Tax Liability.

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

Amendment No. 1 to the Business Combination Agreement

On May 1, 2024, FIAC, Amalco Sub and DevvStream entered into Amendment No. 1 to the initial Business Combination Agreement, which amends the initial Business Combination Agreement. The First Amendment provides, among other things, that:

(i)
Pursuant to the FIAC Continuance, (a) each issued and outstanding unit of FIAC, consisting of (I) one share of Class A common stock, and (II) one-half of one redeemable warrant exercisable for one share of Class A Common Stock, that has not been previously separated into its component securities prior to the FIAC Continuance shall automatically convert into securities of New PubCo identical to (i) a number of New PubCo Common Shares equal to the Reverse Split Factor (as defined below) and (ii) a number of warrants to purchase one New PubCo Common Share equal to one-half (1/2) of the Reverse Split Factor at an exercise price equal to the Adjusted Exercise Price (as defined below), (b) each issued and outstanding share of Class A common stock that has not been redeemed shall remain outstanding and automatically convert into a number of New PubCo Common Shares equal to the Reverse Split Factor, (c) each issued and outstanding share of Class B common stock, shall automatically convert into a number of New PubCo Common Shares equal to the Reverse Split Factor or be forfeited in accordance with the Sponsor Side Letter, as amended, and (d) each Public Warrant and Private Placement Warrant, will be assumed by New PubCo and automatically converted into the right to exercise such warrant for a number of New PubCo Common Shares equal to the Reverse Split Factor at an exercise price equal to the Adjusted Exercise Price. Any fractional shares or warrants to be issued pursuant to the FIAC Continuance will be rounded down to the nearest whole share or warrant; and

(ii)
Pursuant to the Amalgamation, New PubCo shall issue, and the holders of Company Shares collectively shall be entitled to receive a number of New PubCo Common Shares equal to (a) the Amended Common Amalgamation Consideration (as defined below), plus (b) solely to the extent any Multiple Voting Company Shares and Subordinated Voting Company Shares are required to be issued to Approved Financing Sources (as defined below) pursuant to Approved Financings (as defined below) in connection with the Closing, a number of New PubCo Common Shares equal to (i) each such Company Share multiplied by (ii) the Per Common Share Amalgamation Consideration (as defined below) in respect of such Company Share.

The “Amended Common Amalgamation Consideration” means, with respect to the Company Shares, Company Options and Company Warrants, a number of New PubCo Common Shares equal to the product of (A) the Reverse Split Factor, multiplied by (B) the Common Amalgamation Consideration. For the avoidance of doubt, “Fully Diluted Common Shares Outstanding” shall not include any Subordinated Voting Company Shares to be issued (including pursuant to the exercise and conversion of Company Warrants) to any Approved Financing Source pursuant to an Approved Financing. The “Approved Financing Source” means a person engaged by DevvStream after the date of the First Amendment to act as an investment bank, financial advisor, broker or similar advisor in connection with any financing which has been approved by FIAC in accordance with the terms of the Business Combination Agreement (an “Approved Financing”). The “Reverse Split Factor” means an amount equal to the lesser of (a) the quotient obtained by dividing the Final Company Share Price by $0.6316 and (b) one. The “Final Company Share Price” means the closing price of the Subordinated Voting Company Shares on the Cboe Canada stock exchange, as of the end of last trading day prior to the Closing (and if there is no such closing price on the last trading day prior to the Closing, the closing price of the Subordinated Voting Company Shares on the last trading day prior to the Closing on which there is such a closing price), converted into United States dollars based on the Bank of Canada daily exchange rate on the last business day prior to the Closing. The “Adjusted Exercise Price” means $11.50 multiplied by a fraction (x) the numerator of which is the number of shares of common stock purchasable upon the exercise of the Warrants immediately prior to such adjustment, and (y) the denominator of which shall be the number of shares of common stock purchasable immediately thereafter.

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

Amendment No. 1 to the Sponsor Side Letter

Concurrently with the execution of the First Amendment, FIAC and the Sponsor entered into Amendment No. 1 to the Sponsor Side Letter, pursuant to which, among other things, the Sponsor agreed and acknowledged that (i) each share of Class B common stock (other than those subject to forfeiture pursuant to the Sponsor Side Letter) shall convert only into a number of New PubCo Common Shares (and not any other FIAC shares prior to such automatic conversion) equal to the Reverse Split Factor and (ii) that each Private Placement Warrant shall only convert into the right to exercise such warrants for New PubCo Common Shares equal to the Reverse Split Factor. No fractional shares shall be issued and the total number of New PubCo Common Shares to be received by the Sponsor shall be rounded down to the nearest whole share after aggregating all New PubCo Common Shares held by the Sponsor. As a third-party beneficiary of the Sponsor Side Letter, DevvStream consented in all respects to the Sponsor Side Letter Amendment.

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

Registration Rights Agreement

At the closing of the Business Combination, it is anticipated that the FIAC, the sponsor, and the Legacy Devvstream Holders will enter into an Amended and Restated Registration Rights Agreement, pursuant to which, among other things, the Legacy Devvstream Holders and the sponsor will be granted customary registration rights with respect to shares of the post-Business Combination company.

Financial and Capital Market Advisors

The Company has engaged J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division, to act as its (i) its financial advisor and capital markets advisor in connection with the Business Combination and (ii) its placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities or other capital or debt raising transaction in connection with the Business Combination.

The Company will pay CCM the sum of (i) an advisory fee in an amount equal to $2,500,000 simultaneously with the closing of the Business Combination plus (ii) a transaction fee in connection with the Offering of an amount equal to 4.0% of the sum of (A) the gross proceeds raised from investors and received by Company or DevvStream simultaneously with or before the closing of the Offering and (B) the proceeds released from the Trust Account in connection with the Business Combination with respect to any stockholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem the Company’s common stock, in each instance to the extent such stockholder was identified to the Company by CCM; provided, however, CCM shall receive no fee for any gross proceeds received from, or non-redemptions obtained from any investors holding capital stock of DevvStream (other than any investor who acquired their capital stock of DevvStream in open market activities). The Transaction Fee shall be payable to CCM simultaneously with the closing of the Transaction. In addition, the Company may, in its sole discretion, pay to CCM a discretionary fee in an amount up to $500,000, simultaneously with the closing of the Business Combination, if the Company determines in its discretion and reasonable judgment that the performance of CCM in connection with its leadership role in connection with the Transaction warrants such additional fee, taking into account, without limitation, (a) timing of the Transaction, (b) quality and delivery of services and advice hereunder, and (c) overall valuation attributable to the Transaction. No Advisory Fee, Offering Fee or Discretionary Fee shall be due to CCM if the Company does not complete the Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete an Initial Business Combination, raises substantial doubt about our ability to continue as a going concern. We have until June 1, 2024, which can be extended to November 1, 2024 (with required funding of the Trust Account) to consummate a business combination. It is uncertain that we will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 1, 2024, which can be extended to November 1, 2024 (with required funding of the Trust Account).

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

Results of Operations

As of March 31, 2024, we have not commenced any operations. All activity for the period from February 23, 2021 (inception) through March 31, 2024 relates to our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective and consummation of an Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net loss of $2,234,269 resulting from operating costs of $1,687,227, the change in fair value of warrants of $681,000, and provision for income taxes of $121,281, partially offset by interest income from operating account of $1,249 and trust earnings of $253,990.

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

Underwriter Agreement

The underwriters were entitled to a deferred underwriting fee of approximately $0.376 per unit sold in the Initial Public Offering, or $8,650,000 in the aggregate (including the commission related to the underwriters’ exercise of the over-allotment option) upon the completion of the Company’s Initial Business Combination. In the third quarter 2023, the underwriters waived any right to receive the deferred underwriting fee and will therefore receive no additional underwriting fee in connection with the Closing of the Business Combination. As a result, the Company recognized $309,534 of income and $8,340,466 was recorded to accumulated deficit in relation to the reduction of the deferred underwriting fee. As of March 31, 2024 and December 31, 2023, the deferred underwriting fee is $0, respectively.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the inadequate controls around account reconciliations and controls for the withdrawal of funds from the Trust Account. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management plans to remediate the material weakness by enhancing our control process around the withdrawals of funds from the Trust Account. The elements of our remediation plan can only be accomplished over time, and these initiatives may not ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 8, 2024 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

During the quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

Exhibit Number	Description of Exhibit

2.1	Amendment No. 1 to Business Combination Agreement, dated as of May 1, 2024, by and among Focus Impact Acquisition Corp., Focus Impact Amalco Sub Ltd. and DevvStream Holdings Inc.(1)

10.1	Amendment to Sponsor Side Letter, dated as of May 1, 2024, by and between Focus Impact Acquisition Corp. and Focus Impact Sponsor, LLC.(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on May 2, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of May, 2024.

FOCUS IMPACT ACQUISITION CORP.

/s/ Carl Stanton
Name:	Carl Stanton
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ernest Lyles
Name:	Ernest Lyles
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)