Form 10-Q
period 2024-06-30
Focus Impact Acquisition Corp.
filed 2024-08-19
CIK 1854480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024,  6,717,578 shares of Class A common stock, par value $0.0001 per share, and 750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

FOCUS IMPACT ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FOCUS IMPACT ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024 (Unaudited)	2023
Assets:
Current assets:
Cash	$7,075	$224,394
Restricted cash	25,843	75,773
Income tax receivable	212,491	13,937
Prepaid expenses	32,823	4,091
Total current asset	278,232	318,195

Cash held in Trust Account	19,069,365	62,418,210
Total assets	$19,347,597	$62,736,405

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$6,217,326	$4,408,080
Due to Sponsor	300,000	240,000
Franchise taxes payable	19,896	40,030
Excise tax payable	2,235,006	2,235,006
Redemption payable	—	43,640,022
Promissory note - related party	2,675,000	1,875,000
Total current liabilities	11,447,228	52,438,138

Warrant liability	908,000	454,000
Marketing agreement	150,000	150,000
Total liabilities	12,505,228	53,042,138

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 1,717,578 shares at redemption value of $11.23 and 10.98 per share as of June 30, 2024 and December 31, 2023, respectively	19,288,054	18,853,961

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 5,000,000 issued and outstanding, (excluding 1,717,578 shares subject to possible redemption), as of June 30, 2024 and December 31, 2023, respectively	500	500
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 750,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	75	75
Additional paid-in capital	—	—
Accumulated deficit	(12,446,260)	(9,160,269)
Total stockholders’ deficit	(12,445,685)	(9,159,694)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$19,347,597	$62,736,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating costs	$1,005,666	$1,047,442	$2,692,893	$1,541,770
Loss from operations	(1,005,666)	(1,047,442)	(2,692,893)	(1,541,770)

Other Income
Change in fair value of warrant liabilities	227,000	(454,000)	(454,000)	(454,000)
Operating account interest income	114	5,646	1,363	10,929
Income from Trust Account	216,172	1,285,554	470,162	3,820,001
Total other income, net	443,286	837,200	17,525	3,376,930

(Loss) income before provision for income taxes	(562,380)	(210,242)	(2,675,368)	1,835,160
Provision for income taxes	(55,249)	(260,652)	(176,530)	(783,495)
Net (loss) income	$(617,629)	$(470,894)	$(2,851,898)	$1,051,665

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	1,717,578	10,264,692	1,717,578	16,597,166
Basic and diluted net (loss) income per share, Class A common stock subject to possible redemption	$(0.08)	$(0.03)	$(0.38)	$0.05
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.08)	$(0.03)	$(0.38)	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2024	5,000,000	$500	750,000	$75	$—	$(9,160,269)	$(9,159,694)
Net loss	—	—	—	—	—	(2,234,269)	(2,234,269)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(220,115)	(220,115)
Balance as of March 31, 2024	5,000,000	$500	750,000	$75	$—	$(11,614,653)	$(11,614,078)
Net loss	—	—	—	—	—	(617,629)	(617,629)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(213,978)	(213,978)
Balance as of June 30, 2024	5,000,000	$500	750,000	$75	$—	$(12,446,260)	$(12,445,685)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
	Class B Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2023	5,750,000	$575	$—	$(9,955,785)	$(9,955,210)
Net income	—	—	—	1,522,559	1,522,559
Accretion for Class A common stock to redemption amount	—	—	—	(1,961,604)	(1,961,604)
Balance as of March 31, 2023	5,750,000	575	—	(10,394,830)	(10,394,255)
Excise tax payable in connection with redemptions	—	—	—	(1,798,606)	(1,798,606)
Net loss	—	—	—	(470,894)	(470,894)
Remeasurement adjustment of carrying value of Class A common stock to redemption amount	—	—	—	(1,298,727)	(1,298,727)
Balance as of June 30, 2023	5,750,000	$575	$—	$(13,963,057)	$(13,962,482)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOCUS IMPACT ACQUISITION CORP.
CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(2,851,898)	$1,051,665
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	454,000	454,000
Income from investments held in Trust Account	(470,162)	(3,820,001)
Changes in assets and liabilities:
Prepaid expenses	(28,732)	212,206
Accounts payable and accrued expenses	1,809,246	711,955
Franchise tax payable	(20,134)	(43,283)
Due to related party	60,000	60,000
Income taxes payable	(198,554)	(641,534)
Net cash used in operating activities	(1,246,234)	(2,014,992)

Cash flows from investing activities:
Investments in trust account	(240,461)	(487,500)
Funds withdrawn for redemptions	43,640,022	179,860,588
Withdrawal of investments held in Trust for taxes	495,219	1,064,500
Return of excess withdrawals for taxes	(75,773)	—
Net cash provided by investing activities	43,819,007	180,437,588

Cash flows from financing activities:
Redemption of common stock	(43,640,022)	(179,860,588)
Proceeds from issuance of promissory note to related party	800,000	487,500
Net cash used in financing activities	(42,840,022)	(179,373,088)

Net change in cash	(267,249)	(950,492)
Cash, beginning of the period	300,167	1,426,006
Cash, end of the period	$32,918	$475,514

Supplemental disclosure of cash flow information:
Accretion for Class A common stock to redemption amount	$434,093	$3,260,331
Excise tax payable in connection with redemption	$—	1,798,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOCUS IMPACT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024
Note 1 - Organization and Business Operations

Organization and General

Focus Impact Acquisition Corp. (the “Company” or “FIAC”) is a blank check company incorporated in Delaware on February 23, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the Initial Public Offering (“IPO”) (as defined below), and since the closing of the IPO, the search for a prospective and consummation of an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the Company’s franchise and income taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such indemnification obligations. None of the Company’s officers will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 3,985,213 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.95 per share, for an aggregate redemption amount of $43,640,022.

As disclosed in the proxy statement relating to the Second Extension Meeting, the Sponsor agreed that if the Second Extension Amendment Proposal is approved, the Lender would deposit into the Trust Account the lesser of (a) $120,000 and (b) $0.06 per public share that is not redeemed in connection with the Second Extension Meeting. In addition, in the event the Company does not consummate an Initial Business Combination by April 1, 2024, the Lender may contribute to the Company the lesser of (a) $40,000 or (b) $0.02 per each public share that is not redeemed in connection with the Second Extension Meeting as a loan to be deposited into the Trust Account for each of seven one-month extensions following April 1, 2024. Because the Second Extension Amendment Proposal was approved, the Sponsor deposited $103,055 into the Trust Account, and the Termination Date was extended to April 1, 2024. In each of March 2024, April 2024, May 2024, June 2024 and July 2024, the Sponsor deposited $34,352 into the Trust Account extending the Termination Date to September 1, 2024, which can be extended to November 1, 2024 (with required funding of the Trust Account).

At June 30, 2024 and December 31, 2023, the Company had $25,843 and $75,773, respectively, of restricted cash related to funds withdrawn from the Trust Account reserved to the payment of taxes. On March 27, 2024, the Company transferred $75,773 to the Trust Account related to excess funds withdrawn and the timing of the payment of taxes and no longer has restricted cash related to December 31, 2023. As of the filing of this Form 10-Q, the $25,843 of excess funds withdrawn from the Trust Account has not been returned to the Trust Account.

Promissory Notes

In connection with the approval of the Extension Amendment Proposal, on May 9, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to the Sponsor and the Sponsor funded deposits into the Trust Account. The Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. Up to the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants issued to the sponsor at the time of the Company’s Initial Public Offering. As of June 30, 2024, an aggregate of $1,500,000 has been drawn under the Promissory Note.

In connection with the extension of the Termination Date, on December 1, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Second Promissory Note”) to the Sponsor and the Sponsor funded deposits into the Trust Account. The Second Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the Second Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of June 30, 2024, an aggregate of $1,175,000 has been drawn under the Second Promissory Note.

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

Closing

The Closing will be on a date no later than two business days following the satisfaction or waiver of all of the closing conditions. It is expected that the Closing will occur during the third quarter of 2024.

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

Amendment No. 1 to the Business Combination Agreement

On May 1, 2024, FIAC, Amalco Sub and DevvStream entered into Amendment No. 1 to the Business Combination Agreement (the “First Amendment”), which amends the Business Combination Agreement. The First Amendment provides, among other things, that:

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

Amendment No. 2 to the Business Combination Agreement

On August 10, 2024, FIAC, Amalco Sub and DevvStream entered into Amendment No. 2 to the Business Combination Agreement (the “Second Amendment”), which amends the Business Combination Agreement. The Second Amendment extended the Outside Date from August 11, 2024 to October 31, 2024.

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

Effectiveness

On July 30, 2024, the Securities and Exchange Commission (the “SEC”) declared effective our registration statement on Form S-4, initially filed with the SEC on December 4, 2023.

For additional information about the Business Combination, please refer to our definitive proxy statement/prospectus filed with the SEC on August 9, 2024, pursuant to Rule 424(b)(3) of the Securities Act and our registration statement on Form S-4 initially filed with the SEC on December 4, 2023, as amended from time to time.

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

During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had cash of $7,075 and $224,394, respectively, and no cash equivalents. Additionally, at June 30, 2024 and December 31, 2023, the Company had $25,843 and $75,773, respectively, of restricted cash related to funds withdrawn from the Trust Account reserved to the payment of taxes.

Cash Held in Trust Account

As of June 30, 2024 and December 31, 2023, funds held in Trust Account consisted of interest bearing demand deposits and generally have a readily determinable fair value. Interest on the demand deposit account is included in income from Trust Account in the accompanying statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

Net (Loss) Income Per Common Stock

The Company has two classes of common stock, which are referred to as redeemable Class A common stock and non-redeemable Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stockholders. Private and public warrants to purchase 22,700,000 Class A common stock at $11.50 per share were issued on November 1, 2021. No warrants were exercised during the period ended June 30, 2024 and December 31, 2023. The calculation of diluted (loss) income per common stock does not consider the effect of the warrants issued in connection with (i) the Initial Public Offering, (ii) the exercise of the over-allotment and (iii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods. Accretion associated with the redeemable Class A common stock is excluded from (loss) income per common stock as the redemption value approximates fair value.

	For the Three Months Ended June 30,
	2024		2023
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic diluted net loss per share
Numerator:
Allocation of net loss	$(142,058)	$(475,571)	$(301,372)	$(169,522)
Denominator:
Weighted average shares outstanding	1,717,578	5,750,000	10,264,692	5,750,000
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.03)	$(0.03)

	For the Six Months Ended June 30,
	2024		2023
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(655,950)	$(2,195,948)	$778,232	$273,433
Denominator:
Weighted average shares outstanding	1,717,578	5,750,000	16,597,166	5,750,000
Basic and diluted net (loss) income per share	$(0.38)	$(0.38)	$0.05	$0.05

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (9.8)% and (124.0)% for the three months ended June 30, 2024 and 2023, respectively, and (6.6)% and 42.7% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, primarily due to changes in fair value in warrant liability, non-deductible transaction costs, state and city taxes and the valuation allowance on the deferred tax assets. Additionally, the effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 due to Initial Business Combination expenses and New York State and City taxes.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year.  The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through June 30, 2024.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and income taxes, if any, as income tax expense. There were no unrecognized tax benefits and $2,701 and $0 accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of June 30, 2024 and December 31, 2023, the Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheet are reconciled in the following table:

	June 30, 2024	December 31, 2023
As of beginning of the period	$18,853,961	$237,020,680
Less:
Redemptions	-	(223,500,610)
Plus:
Extension funding of Trust Account	240,461	1,300,000
Remeasurement adjustment of carrying value to redemption value	193,632	4,033,891
Class A common stock subject to possible redemption	$19,288,054	$18,853,961

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

Pursuant to the Sponsor Side Letter, the Sponsor agreed to (1) certain transfer restrictions with respect to the Company’s securities, lock-up restrictions (terminating upon the earlier of: (A) 360 days after the Closing Date, (B) a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New PubCo’s stockholders having the right to exchange their equity for cash, securities or other property or (C) subsequent to the Closing Date, the closing price of the New Pubco Common Shares equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing) and (2) to vote any Company shares held by it in favor of the Business Combination Agreement, the Arrangement Resolution and the Proposed Transactions, and provided customary representations and warranties and covenants related to the foregoing.

Related Party Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. On May 9, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to the Sponsor. At June 30, 2024 and December 31, 2023, $1,500,000 was outstanding and reported on the condensed consolidated balance sheets as a component of Promissory note - related party.

On December 1, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to the Sponsor. The Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. As of June 30, 2024 and December 31, 2023, $1,175,000 and $375,000, respectively, was outstanding and reported on the condensed consolidated balance sheets as a component of Promissory note - related party.

Administrative Fees

The Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2024 and 2023, the Company incurred $30,000 and $60,000 in administrative support fees, respectively. At June 30, 2024 and December 31, 2023, $300,000 and $240,000, respectively, is included on the condensed consolidated balance sheets under due to related party for this fee.

Restricted cash

At June 30, 2024 and December 31, 2023, an excess of $25,843 and $75,773, respectively, was withdrawn from the interest earned in the Trust Account related to the timing of payments of taxes. As such, the restriction on the cash was included on the condensed consolidated balance sheet as a reduction in the cash balance in the Company’s operating bank account.

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

Underwriter Agreement

The underwriters were entitled to a deferred underwriting fee of approximately $0.376 per unit sold in the IPO, or $8,650,000 in the aggregate (including the fee related to the underwriters’ exercise of the over-allotment option) upon the completion of the Company’s Initial Business Combination. In the third quarter 2023, the underwriters waived any right to receive the deferred underwriting fee and will therefore receive no additional underwriting fee in connection with the Closing. As a result, the Company recognized $309,534 of income and $8,340,466 was recorded to accumulated deficit in relation to the reduction of the deferred underwriting fee. As of June 30, 2024 and December 31, 2023, the deferred underwriting fee is $0.

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

Excise Tax

In connection with the extension meetings to amend the Company’s amended and restated certificate of incorporation, holders of 21,282,422 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock for an aggregate redemption amount of $223,500,610. As such, the Company has recorded a 1% excise tax liability in the amount of $2,235,006 on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The liability does not impact the condensed consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur.

The Company had no issuances of shares in 2023 to offset the redemptions of shares in 2023.

During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2024
	Level 1	Level 2	Level 3
Public Warrants	$460,000	$—	$—
Private Warrants	$—	$—	$448,000
Working Capital Loan Conversion Option	$—	$—	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Public Warrants	$230,000	$—	$—
Private Warrants	$—	$—	$224,000
Working Capital Loan Conversion Option	$—	$—	$—

Measurement

The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement.

The key inputs into the binomial lattice model were as follows at June 30, 2024 and December 31, 2023:

Input	June 30, 2024	December 31, 2023
Risk-free interest rate	4.28%	3.81%
Expected term to Initial Business Combination (years)	0.25	0.25
Expected volatility	de minimis %	de minimis
Common stock price	$11.15	$10.89
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s warrants classified as Level 3 for the period ended June 30, 2024 and 2023:

December 31, 2023	$224,000
Change in fair value	336,000
March 31, 2024	$560,000
Change in fair value	(112,000)
June 30, 2024	$448,000

December 31, 2022	$560,000
Change in fair value	—
March 31, 2023	$560,000
Change in fair value	224,000
June 30, 2023	$784,000

Note 8 - Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

On December 21, 2023, the Sponsor converted 5,000,000 shares of Class B common stock into shares of Class A common stock. Notwithstanding the conversions, the Sponsor will not be entitled to receive any monies held in the Trust Account as a result of its ownership of shares of Class A common stock issued upon conversion of the Class B common stock.

The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 5,000,000 shares of Class A common stock issued or outstanding, excluding 1,717,578 shares subject to possible redemption, respectively.

Class B Common Stock

The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common stock. At June 30, 2024 and December 31, 2023, there were 750,000 shares of Class B common stock issued and outstanding.

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

Note 9 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require potential adjustment to or disclosure in the condensed consolidated financial statements and did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, other than discussed below.

In July 2024, the Sponsor deposited $34,352 in the Trust Account extending the Termination Date to September 1, 2024, which can be extended to November 1, 2024 (with required funding in the Trust Account).

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

In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 3,985,213 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.95 per share, for an aggregate redemption amount of $43,640,022.

As disclosed in the proxy statement relating to the Second Extension Meeting, the Sponsor agreed that if the Second Extension Amendment Proposal is approved, the Lender would deposit into the Trust Account the lesser of (a) $120,000 and (b) $0.06 per public share that is not redeemed in connection with the Second Extension Meeting. In addition, in the event the Company does not consummate an Initial Business Combination by April 1, 2024, the Lender may contribute to the Company the lesser of (a) $40,000 or (b) $0.02 per each public share that is not redeemed in connection with the Second Extension Meeting as a loan to be deposited into the Trust Account for each of seven one-month extensions following April 1, 2024. Because the Second Extension Amendment Proposal was approved, the Sponsor deposited $103,055 into the Trust Account, and the Termination Date was extended to April 1, 2024. In each of March 2024, April 2024, May 2024, June 2024 and July 2024, the Sponsor deposited $34,352 into the Trust Account extending the Termination Date to September 1, 2024, which can be extended to November 1, 2024 (with required funding of the Trust Account).

Promissory Notes

In association with the approval of the Extension Amendment Proposal, on May 9, 2023, we issued the Promissory Note to the Sponsor and the Sponsor funded deposits into the Trust Account. The Promissory Note does not bear interest and matures upon closing of our Initial Business Combination. In the event that we do not consummate an Initial Business Combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. Up to the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. As of June 30, 2024, an aggregate of $1,500,000 has been drawn under the Promissory Note.

In connection with the extension of the Termination Date, on December 1, 2023, the Company issued the Second Promissory Note to the Sponsor and the Sponsor funded deposits into the Trust Account. The Second Promissory Note does not bear interest and matures upon closing of the Company’s Initial Business Combination. In the event that the Company does not consummate an Initial Business Combination, the Second Promissory Note will be repaid only from amounts remaining outside of the trust account, if any. As of June 30, 2024, an aggregate of $1,175,000 has been drawn under the Second Promissory Note.

As of the date of this filing, the Company has deposited an aggregate of $1,574,813 into the Trust Account to extend the Termination Date to September 1, 2024, which can be extended to November 1, 2024 (with required funding of the Trust Account).

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

Closing

The Closing will be on a date no later than two business days following the satisfaction or waiver of all of the closing conditions. It is expected that the Closing will occur during the third quarter of 2024.

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

Amendment No. 1 to the Business Combination Agreement

On May 1, 2024, FIAC, Amalco Sub and DevvStream entered into Amendment No. 1 to the Business Combination Agreement, which amends the Business Combination Agreement. The First Amendment provides, among other things, that:

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

Amendment No. 2 to the Business Combination Agreement

On August 10, 2024, FIAC, Amalco Sub and DevvStream entered into Amendment No. 2 to the Business Combination Agreement, which amends the Business Combination Agreement. The Second Amendment extended the Outside Date from August 11, 2024 to October 31, 2024.

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

Effectiveness

On July 30, 2024, the Securities and Exchange Commission (the “SEC”) declared effective our registration statement on Form S-4, initially filed with the SEC on December 4, 2023.

For additional information about the Business Combination, please refer to our definitive proxy statement/prospectus filed with the SEC on August 9, 2024, pursuant to Rule 424(b)(3) of the Securities Act and our registration statement on Form S-4 initially filed with the SEC on December 4, 2023, as amended from time to time.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete an Initial Business Combination, raises substantial doubt about our ability to continue as a going concern. We have until September 1, 2024, which can be extended to November 1, 2024 (with required funding of the Trust Account) to consummate a business combination. It is uncertain that we will be able to consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 1, 2024, which can be extended to November 1, 2024 (with required funding of the Trust Account).

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

During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax.  Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation.  If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

Results of Operations

As of June 30, 2024, we have not commenced any operations. All activity for the period from February 23, 2021 (inception) through June 30, 2024 relates to our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective and consummation of an Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net loss of $617,629 resulting from operating costs of $1,005,666 and provision for income taxes of $55,249, partially offset by interest income from operating account of $114, the change in fair value of warrants of $227,000, and trust earnings of $216,172.

For the three months ended June 30, 2023, we had net loss of $470,894 resulting from $1,047,442 in operating costs, $454,000 in change in fair value of warrants and $260,652 in provision for income taxes, partially offset by interest income from operating account of $5,646 and $1,285,554 in trust earnings.

For the six months ended June 30, 2024, we had net loss of $2,851,898 resulting from operating costs of $2,692,893, the change in fair value of warrants of $454,000, and provision for income taxes of $176,530, partially offset by interest income from operating account of $1,363 and trust earnings of $470,162.

For the six months ended June 30, 2023, we had net income of $1,051,665 resulting from interest income from operating account of $10,929 and $3,820,001 in trust earnings partially offset by $1,541,770 in operating costs, $454,000 in change in fair value of warrants and $783,495 in provision for income taxes.

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

Restricted cash

At June 30, 2024 and December 31, 2023, the Company had $25,843 and $75,773, respectively, of restricted cash related to funds withdrawn from the Trust Account reserved to the payment of taxes. On March 27, 2024, the Company transferred $75,773 to the Trust Account related to excess funds withdrawn and the timing of the payment of taxes and no longer had restricted cash related to December 31, 2023. As of the filing of this Form 10-Q, the $25,843 of excess funds withdrawn from the Trust Account has not been returned to the Trust Account.

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

Underwriter Agreement

The underwriters were entitled to a deferred underwriting fee of approximately $0.376 per unit sold in the Initial Public Offering, or $8,650,000 in the aggregate (including the commission related to the underwriters’ exercise of the over-allotment option) upon the completion of the Company’s Initial Business Combination. In the third quarter 2023, the underwriters waived any right to receive the deferred underwriting fee and will therefore receive no additional underwriting fee in connection with the Closing of the Business Combination. As a result, the Company recognized $309,534 of income and $8,340,466 was recorded to accumulated deficit in relation to the reduction of the deferred underwriting fee. As of June 30, 2024 and December 31, 2023, the deferred underwriting fee is $0.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the inadequate controls around account reconciliations and controls for the withdrawal of funds from the Trust Account. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management plans to remediate the material weakness by enhancing our control process around the withdrawals of funds from the Trust Account. The elements of our remediation plan can only be accomplished over time, and these initiatives may not ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

Exhibit Number	Description of Exhibit

2.1	Amendment No. 1 to Business Combination Agreement, dated as of May 1, 2024, by and among Focus Impact Acquisition Corp., Focus Impact Amalco Sub Ltd. and DevvStream Holdings Inc.(1)

2.2	Amendment No. 2 to Business Combination Agreement, dated as of August 10, 2024, by and among Focus Impact Acquisition Corp., Focus Impact Amalco Sub Ltd. and DevvStream Holdings Inc.(2)

10.1	Amendment to Sponsor Side Letter, dated as of May 1, 2024, by and between Focus Impact Acquisition Corp. and Focus Impact Sponsor, LLC.(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on May 2, 2024.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on August 12, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of August, 2024.

FOCUS IMPACT ACQUISITION CORP.

/s/ Carl Stanton
Name:	Carl Stanton
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Ernest Lyles
Name:	Ernest Lyles
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)