Form 10-Q
period 2024-09-30
DevvStream Corp.
filed 2025-01-23
CIK 1854480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

DEVVSTREAM CORP.
(Exact name of registrant as specified in its charter)

Alberta, Canada	001-40977	86-2433757
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

2108 N St., Suite 4254 Sacramento, California	95816
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818)-683-2765

Focus Impact Acquisition Corp.
1345 Avenue of the Americas, 33rd Floor
New York, NY 10105

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares	DEVS	The Nasdaq Stock Market LLC

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

As of January 23, 2025, 28,343,067 common shares were issued and outstanding.

DEVVSTREAM CORP. (F.K.A. FOCUS IMPACT ACQUISITION CORP.)
Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DEVVSTREAM CORP. (F.K.A. FOCUS IMPACT ACQUISITION CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024 (Unaudited)	2023
Assets:
Current assets:
Cash	$2,032	$224,394
Restricted cash	25,843	75,773
Income tax receivable	171,573	13,937
Prepaid expenses	8,469	4,091
Total current asset	207,917	318,195

Cash held in Trust Account	19,307,014	62,418,210
Total assets	$19,514,931	$62,736,405

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$7,283,393	$4,408,080
Due to Sponsor	330,000	240,000
Franchise taxes payable	29,896	40,030
Excise tax payable	2,235,006	2,235,006
Redemption payable	—	43,640,022
Promissory note - related party	2,975,000	1,875,000
Total current liabilities	12,853,295	52,438,138

Warrant liability	681,000	454,000
Marketing agreement	150,000	150,000
Total liabilities	13,684,295	53,042,138

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 1,717,578 shares at redemption value of $11.34 and 10.98 per share as of September 30, 2024 and December 31, 2023, respectively	19,479,401	18,853,961

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 5,000,000 issued and outstanding, (excluding 1,717,578 shares subject to possible redemption), as of September 30, 2024 and December 31, 2023, respectively	500	500
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 750,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	75	75
Additional paid-in capital	—	—
Accumulated deficit	(13,649,340)	(9,160,269)
Total stockholders’ deficit	(13,648,765)	(9,159,694)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$19,514,931	$62,736,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEVVSTREAM CORP. (F.K.A. FOCUS IMPACT ACQUISITION CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating costs	$1,372,525	$2,485,780	$4,065,418	$4,027,550
Loss from operations	(1,372,525)	(2,485,780)	(4,065,418)	(4,027,550)

Other Income, net
Change in fair value of warrant liabilities	227,000	(227,000)	(227,000)	(681,000)
Recovery of offering costs allocated to warrants	—	309,534	—	309,534
Operating account interest income	116	2,434	1,479	13,363
Income from Trust Account	174,594	784,704	644,756	4,604,705
Total other income, net	401,710	869,672	419,235	4,246,602

(Loss) income before provision for income taxes	(970,815)	(1,616,108)	(3,646,183)	219,052
Provision for income taxes	(40,918)	(154,799)	(217,448)	(938,294)
Net loss	$(1,011,733)	$(1,770,907)	$(3,863,631)	$(719,242)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	1,717,578	5,702,791	1,717,578	12,925,801
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.14)	$(0.15)	$(0.52)	$(0.04)
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net loss per share, non-redeemable Class A and Class B common stock	$(0.14)	$(0.15)	$(0.52)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEVVSTREAM CORP. (F.K.A. FOCUS IMPACT ACQUISITION CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2024	5,000,000	$500	750,000	$75	$—	$(9,160,269)	$(9,159,694)
Net loss	—	—	—	—	—	(2,234,269)	(2,234,269)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(220,115)	(220,115)
Balance as of March 31, 2024	5,000,000	$500	750,000	$75	$—	$(11,614,653)	$(11,614,078)
Net loss	—	—	—	—	—	(617,629)	(617,629)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(213,978)	(213,978)
Balance as of June 30, 2024	5,000,000	$500	750,000	$75	$—	$(12,446,260)	$(12,445,685)
Net loss	—	—	—	—	—	(1,011,733)	(1,011,733)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(191,347)	(191,347)
Balance as of September 30, 2024	5,000,000	$500	750,000	$75	$—	$(13,649,340)	$(13,648,765)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
	Class B Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of January 1, 2023	5,750,000	$575	$—	$(9,955,785)	$(9,955,210)
Net income	—	—	—	1,522,559	1,522,559
Accretion for Class A common stock to redemption amount	—	—	—	(1,961,604)	(1,961,604)
Balance as of March 31, 2023	5,750,000	575	—	(10,394,830)	(10,394,255)
Excise tax payable in connection with redemptions	—	—	—	(1,798,606)	(1,798,606)
Net loss	—	—	—	(470,894)	(470,894)
Extension funding of Trust Account	—	—	—	(487,500)	(487,500)
Remeasurement adjustment of carrying value of Class A common stock to redemption amount	—	—	—	(811,227)	(811,227)
Balance as of June 30, 2023	5,750,000	$575	$—	$(13,963,057)	$(13,962,482)
Waiver of Deferred Underwriters’ Fee	—	—	—	8,340,466	8,340,466
Net loss	—	—	—	(1,770,907)	(1,770,907)
Extension funding of Trust Account	—	—	—	(487,500)	(487,500)
Remeasurement adjustment of carrying value of Class A common stock to redemption amount	—	—	—	(631,704)	(631,704)
Balance as of September 30, 2023	5,750,000	$575	$—	$(8,512,702)	$(8,512,127)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEVVSTREAM CORP. (F.K.A. FOCUS IMPACT ACQUISITION CORP.)
CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,863,631)	$(719,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	227,000	681,000
Recovery of offering costs allocated to warrants	—	(309,534)
Income from investments held in Trust Account	(644,756)	(4,604,705)
Changes in assets and liabilities:
Prepaid expenses	(4,378)	323,705
Accounts payable and accrued expenses	2,875,313	2,731,643
Franchise tax payable	(10,134)	(33,303)
Due to related party	90,000	90,000
Income taxes payable	(157,636)	(639,735)
Net cash used in operating activities	(1,488,222)	(2,480,171)

Cash flows from investing activities:
Trust extension funding	—	(975,000)
Investments in trust account	(343,516)	—
Cash withdrawn from Trust Account in connection with redemption	43,640,022	179,860,588
Cash withdrawn from Trust Account to pay taxes obligation	535,219	1,217,500
Return of excess withdrawals for taxes	(75,773)	—
Net cash provided by investing activities	43,755,952	180,103,088

Cash flows from financing activities:
Redemption of common stock	(43,640,022)	(179,860,588)
Proceeds from issuance of promissory note to related party	1,100,000	1,025,000
Net cash used in financing activities	(42,540,022)	(178,835,588)

Net change in cash	(272,292)	(1,212,671)
Cash, beginning of the period	300,167	1,426,006
Cash, end of the period	$27,875	$213,335

Supplemental disclosure of cash flow information:
Accretion for Class A common stock to redemption amount	$625,440	$4,379,535
Excise tax payable in connection with redemption	$—	$1,798,606
Impact of the waiver of deferred commission by the underwriters	$—	$8,340,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEVVSTREAM CORP. (F.K.A. FOCUS IMPACT ACQUISITION CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
Note 1 - Organization and Business Operations

Organization and General

Prior to the closing of its Business Combination (as defined below) on November 6, 2024 (see Note 9 (Subsequent Events)), Focus Impact Acquisition Corp. (the “Company” or “FIAC”), the predecessor of DevvStream Corp., was a blank check company incorporated in Delaware on February 23, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company was an early stage and emerging growth company and, as such, the Company was subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through September 30, 2024 related to the Company’s formation and the initial public offering (“IPO”), and since the closing of the IPO, the search for a prospective and consummation of an Initial Business Combination. The Company did not generate any operating revenues until after the closing of its Business Combination. The Company generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

Sponsor and Financing

The Company’s sponsor was Focus Impact Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on October 27, 2021 (the “Effective Date”). On November 1, 2021, the Company consummated its IPO of 23,000,000 units (the “Units”) which included the exercise of the underwriters’ option to purchase an additional 3,000,000 Units at the IPO price to cover over-allotments. Each Unit consisted of one share of Class A common stock, $0.0001 par value per share (the “Class A common stock”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3.

Simultaneously with the closing of IPO, the Company completed the private sale of 11,200,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $11,200,000.

Upon the closing of the IPO (including the full exercise of the underwriters’ over-allotment option) and the private placement, $234,600,000 had been placed in a trust account (the “Trust Account”), representing the redemption value of the Class A common stock sold in the IPO, at their redemption value of $10.20 per share.

Nasdaq rules provide that the Initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable) at the time of the Company signing a definitive agreement in connection with the Initial Business Combination. The Company would only complete an Initial Business Combination if the post-Initial Business Combination company would own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquired a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There was no assurance that the Company would be able to successfully effect an Initial Business Combination.

Upon the closing of the IPO, $10.20 per Unit sold in the IPO (including the full exercise of the underwriters’ over-allotment option) and the proceeds of the sale of the Private Placement Warrants, are held in a Trust Account and were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account was intended as a holding place for funds pending the earliest to occur of: (a) the completion of the Initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, as amended (“Certificate of Incorporation”) (i) to modify the substance or timing of the Company’s obligation to provide holders of the Company’s Class A common stock the right to have their shares redeemed in connection with the Initial Business Combination or to redeem 100% of the Company’s public shares if the Company did not complete the Initial Business Combination within the time period specified by the Certificate of Incorporation (with required funding in the Trust Account) or (ii) with respect to any other provisions relating to the rights of holders of the Company’s Class A common stock, and (c) the redemption of the Company’s public shares if the Company had not consummated the Initial Business Combination within the time period specified by the Certificate of Incorporation (with required funding in the Trust Account) subject to applicable law.

The Company would have provided its public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of the Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company would seek stockholder approval of a proposed Initial Business Combination or conduct a tender offer would have been made by the Company, solely in the Company’s discretion, and would be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under the law or stock exchange listing requirement. The public stockholders would have been entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account was initially anticipated to be approximately $10.20 per public share. All of the Public Shares contained a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there was a stockholder vote or tender offer in connection with an Initial Business Combination and in connection with certain amendments to the Certificate of Incorporation. In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares would be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity would be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock was subject to ASC 480-10-S99. If it was probable that the equity instrument would become redeemable, the Company had the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company had elected to recognize the changes immediately. The accretion or remeasurement were treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). The Public Shares were redeemable and were classified as such on the balance sheet until such date that a redemption event takes place.

The Certificate of Incorporation provided that the Company had until the Termination Date (as defined below) to complete the Initial Business Combination. If the Company did not complete the Initial Business Combination by the Termination Date, the Company would: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption would completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of the Initial Business Combination and a stockholder vote to approve an amendment to the Certificate of Incorporation (A) that would modify the substance or timing of the Company’s obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with the Initial Business Combination or to redeem 100% of the Company’s public shares if the Company does not complete the Initial Business Combination within the time period specified by the Certificate of Incorporation (with required funding in the Trust Account) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A commons stock and (ii) to waive their rights to liquidating distributions from the trust account with respect to any founder shares they held if the Company failed to consummate an Initial Business Combination within the time period specified by the Certificate of Incorporation (with required funding in the Trust Account) (although they would be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company failed to complete the Initial Business Combination within the prescribed time frame). Further, the Company agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of the Sponsor. If the Company submitted the Initial Business Combination to the Company’s public stockholders for a vote, the Company would have completed the Initial Business Combination only if a majority of the outstanding shares of common stock voted were voted in favor of the Initial Business Combination.

The Sponsor agreed that it would be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or by a prospective target business with which the Company had discussed entering into a transaction agreement, reduced the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay the Company’s franchise and income taxes. This liability did not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor would not be responsible to the extent of any liability for such third-party claims. The Company did not independently verify whether the Sponsor had sufficient funds to satisfy its indemnity obligations and believed that the Sponsor’s only assets were securities of the Company. The Company did not ask the Sponsor to reserve for such indemnification obligations. None of the Company’s officers indemnified the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

On August 9, 2024, the Company filed a definitive proxy statement/prospectus with the Securities and Exchange Commission (“SEC”) for the solicitation of proxies in connection with a special meeting of the Company’s stockholders to be held on September 10, 2024, to vote upon, among other things, a proposal to adopt and approve as amended from time to time, the Business Combination Agreement (as defined below).

On September 6, 2024, the Company determined to postpone the August 2024 special meeting until September 13, 2024. In connection with the postponement of the special meeting until September 13, 2024, the deadline for the submission of public shares of Class A common stock for redemption was extended to September 11, 2024.

On September 10, 2024, the Company filed definitive additional materials with the SEC. The original Nasdaq Proposal included in the definitive proxy statement contemplated the issuance of any and all New PubCo Common Shares (as defined below) in connection with the Business Combination Agreement. The Revised Nasdaq Proposal contemplated the issuance of Class A Common Stock or New PubCo Common Shares contemplated by both (i) the Business Combination Agreement and (ii) any financing arrangement to be entered into by the Company prior to the Closing. The Company may have issued up to an additional 5,000,000 shares of Class A Common Stock or New PubCo Common Shares pursuant to such financing arrangements.

On September 13, 2024, the Company held a special meeting relating to its proposed Business Combination (discussed below). The proposals submitted for a vote of the stockholders at the special meeting included (i) the Business Combination Proposal, (ii) the SPAC Continuance Proposal, (iii) the Nasdaq Proposal, (iv) the Charter Proposal, (v) the Advisory Charter Proposal, (vi) the Incentive Plan Proposal and (vii) the Adjournment Proposal. Such proposals are described in greater detail in the definitive proxy statement/prospectus of the Company, which was filed with the SEC on August 9, 2024. The stockholders of the Company approved (i) the Business Combination Proposal, (ii) the SPAC Continuance Proposal, (iii) the Nasdaq Proposal, (iv) the Charter Proposal, (v) the Advisory Charter Proposal, (vi) the Incentive Plan Proposal and (vii) the Adjournment Proposal at the special meeting on September 13, 2024.

Extension of Combination Period

On April 25, 2023, the Company held a special meeting of stockholders (the “Extension Meeting”) to amend the Certificate of Incorporation to (i) extend the date (the “Termination Date”) by which the Company had to consummate an Initial Business Combination from May 1, 2023 (the “Original Termination Date”) to August 1, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate an Initial Business Combination on a monthly basis for up to nine times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until May 1, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of the Company’s Initial Business Combination shall have occurred prior to such date (such amendment, the “Extension Amendment” and such proposal, the “Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem shares of public stock to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended, of less than $5,000,000 (such amendment, the “Redemption Limitation Amendment” and such proposal, the “Redemption Limitation Amendment Proposal”). The stockholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on April 26, 2023, the Company filed the Extension Amendment and the Redemption Limitation Amendment with the Secretary of State of Delaware.

In connection with the vote to approve the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 17,297,209 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of $179,860,588.

As disclosed in the proxy statement relating to the Extension Meeting, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) would contribute to the Company as a loan, within ten (10) business days of the date of the Extension Meeting, of the lesser of (a) an aggregate of $487,500 or (b) $0.0975 per share that is not redeemed in connection with the Extension Meeting, to be deposited into the Trust Account. In addition, in the event the Company did not consummate an Initial Business Combination by August 1, 2023, the Lender may contribute to the Company the lesser of (a) $162,500 or (b) $0.0325 per each share of public stock that is not redeemed in connection with the Extension Meeting as a loan to be deposited into the Trust Account for each of nine one-month extensions following August 1, 2023. Because the Extension Amendment Proposal was approved, the Sponsor deposited $1,300,000 into the Trust Account, and the Termination Date was extended to January 1, 2024.

On December 29, 2023, the Company held a special meeting of stockholders (the “Second Extension Meeting”) to amend the Certificate of Incorporation to extend the Termination Date from January 1, 2024 to April 1, 2024 (the “Second Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate an Initial Business Combination on a monthly basis for up to seven times by an additional one month each time after the Second Charter Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until November 1, 2024, or a total of up to ten months after January 1, 2024, unless the closing of the Company’s Initial Business Combination shall have occurred prior to such date (such amendment, the “Second Extension Amendment” and such proposal, the “Second Extension Amendment Proposal”). The stockholders of the Company approved the Second Extension Amendment Proposal at the Second Extension Meeting and on December 29, 2023, the Company filed the Second Extension Amendment with the Secretary of State of Delaware.

In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 3,985,213 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.95 per share, for an aggregate redemption amount of $43,640,022.

As disclosed in the proxy statement relating to the Second Extension Meeting, the Sponsor agreed that if the Second Extension Amendment Proposal were approved, the Lender would deposit into the Trust Account the lesser of (a) $120,000 and (b) $0.06 per public share that is not redeemed in connection with the Second Extension Meeting. In addition, in the event the Company did not consummate an Initial Business Combination by April 1, 2024, the Lender may have contributed to the Company the lesser of (a) $40,000 or (b) $0.02 per each public share that was not redeemed in connection with the Second Extension Meeting as a loan to be deposited into the Trust Account for each of seven one-month extensions following April 1, 2024. As described in more detail in Note 9 (Subsequent Events), the Company also held an additional special meeting of stockholders on October 31, 2024.

At September 30, 2024 and December 31, 2023, the Company had $25,843 and $75,773, respectively, of restricted cash related to funds withdrawn from the Trust Account reserved to the payment of taxes. On March 27, 2024, the Company transferred $75,773 to the Trust Account related to excess funds withdrawn and the timing of the payment of taxes and no longer has restricted cash related to December 31, 2023. As of the filing of this Form 10-Q, the $25,843 of excess funds withdrawn from the Trust Account has not been returned to the Trust Account.

Promissory Notes

In connection with the approval of the Extension Amendment Proposal, on May 9, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Promissory Note”) to the Sponsor and the Sponsor funded deposits into the Trust Account. The Promissory Note did not bear interest and matured upon closing of the Company’s Initial Business Combination. In the event that no Initial Business Combination was consummated, the Promissory Note would be repaid only from amounts remaining outside of the Trust Account, if any. Up to the total principal amount of the Promissory Note was converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants would be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Initial Public Offering. As of September 30, 2024, an aggregate of $1,500,000 had been drawn under the Promissory Note.

In connection with the extension of the Termination Date, on December 1, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $1,500,000 (the “Second Promissory Note”) to the Sponsor and the Sponsor funded deposits into the Trust Account. The Second Promissory Note did not bear interest and matured upon closing of the Company’s Initial Business Combination. In the event that the Company did not consummate an Initial Business Combination, the Second Promissory Note would be repaid only from amounts remaining outside of the Trust Account, if any. As of September 30, 2024, an aggregate of $1,475,000 had been drawn under the Second Promissory Note. As described in more detail in Note 9 (Subsequent Events), the Company agreed, in connection with the closing of the Business Combination, to issue New Convertible Notes (as defined below) in exchange for the cancellation and conversion of the Focus Partners Convertible Note (as defined below), the Focus Sponsor Convertible Notes (as defined below) and the Unpaid Fees (as defined below).

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

On October 28, 2024, the Company received a notice (the “Delisting Notice”) from the staff of the Listing Qualifications Department of Nasdaq stating that Nasdaq has determined to delist FIAC’s securities from Nasdaq and will suspend trading in those securities effective at the open of business on November 4, 2024. Nasdaq reached its decision pursuant to Nasdaq IM-5101-2 because the Company did not complete one or more business combinations within 36 months of the effectiveness of its Initial Public Offering registration statement. In connection with the consummation of the Business Combination described below, the New PubCo Common Shares were listed on Nasdaq.

Conversion of Class B common stock to Class A common stock

On December 21, 2023, the Sponsor, converted 5,000,000 shares of the company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”) to shares of Class A common stock. Notwithstanding the conversions, the Sponsor was not entitled to receive any monies held in the Trust Account as a result of its ownership of shares of Class A common stock issued upon conversion of the Class B common stock. The converted shares of Class A common stock held no interest in the Trust Account and were non-redeemable. Following such conversion and taking into account the redemptions described above, we had an aggregate of 6,717,578 shares of Class A common stock issued and outstanding and an aggregate of 750,000 shares of Class B common stock issued and outstanding. As described in more detail in Note 9 (Subsequent Events), the Company converted additional Class B common stock to Class A common stock on October 29, 2024 and November 6, 2024.

Proposed Business Combination

On September 12, 2023, FIAC entered into a Business Combination Agreement (as amended on May 1, 2024 and as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement” and the transactions contemplated thereby, collectively, the “Business Combination”), by and among FIAC, Focus Impact Amalco Sub Ltd., a company existing under the laws of the Province of British Columbia (“Amalco Sub”) and DevvStream Holdings Inc., a company existing under the Laws of the Province of British Columbia (“DevvStream”). On May 1, 2024, FIAC, Amalco Sub and DevvStream entered into Amendment No. 1 to the Business Combination Agreement (the “First Amendment”). On August 10, 2024, FIAC, Amalco Sub and DevvStream entered into Amendment No. 2 to the Business Combination Agreement (the “Second Amendment”) to extend the Outside Date (as defined in the Business Combination Agreement) from August 11, 2024 to October 31, 2024. For more information on the Third Amendment (as defined below) and the consummation of the Business Combination on November 6, 2024, see Note 9 (Subsequent Events) of these financial statements.

Financial and Capital Market Advisors

On September 12, 2023, the Company engaged J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”), to act as its (i) its financial advisor and capital markets advisor in connection with the Business Combination and (ii) its placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities or other capital or debt raising transaction in connection with the Business Combination.

Pursuant to the engagement letter with CCM (“Cohen EL”), the Company agreed to pay CCM the sum of (i) an advisory fee in an amount equal to $2,500,000 simultaneously with the closing of the Business Combination (the “Advisory Fee”) plus (ii) a transaction fee in connection with the Offering of an amount equal to 4.0% of the sum of (A) the gross proceeds raised from investors and received by Company or DevvStream simultaneously with or before the closing of the Offering and (B) the proceeds released from the Trust Account in connection with the Business Combination with respect to any stockholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem the Company’s common stock, in each instance to the extent such stockholder was identified to the Company by CCM; (collectively, the “Offering Fee” together with the Advisory Fee, the “Transaction Fee”) provided, however, CCM shall receive no fee for any gross proceeds received from, or non-redemptions obtained from any investors holding capital stock of DevvStream (other than any investor who acquired their capital stock of DevvStream in open market activities). The Transaction Fee shall be payable to CCM simultaneously with the closing of the Transaction. In addition, the Company may, in its sole discretion, pay to CCM a discretionary fee in an amount up to $500,000 (the “Discretionary Fee”), simultaneously with the closing of the Business Combination, if the Company determines in its discretion and reasonable judgment that the performance of CCM in connection with its leadership role in connection with the Transaction warrants such additional fee, taking into account, without limitation, (a) timing of the Transaction, (b) quality and delivery of services and advice hereunder, and (c) overall valuation attributable to the Transaction. No Advisory Fee, Offering Fee or Discretionary Fee shall be due to CCM if the Company does not complete the Business Combination. As described in more details in Note 9 (Subsequent Events), the Cohen EL was amended on October 28, 2024.

Risks and Uncertainties

The Company’s results of operations and ability to complete an Initial Business Combination were adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and the Company’s ability to complete an Initial business combination.

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

During the second quarter of 2024, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. For certain taxpayers affected by Hurricane Beryl, the deadline to file such returns and remit such payment has been extended to February 2025.

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

Liquidity and Capital Resources, Going Concern

Prior to the closing of its Business Combination on November 6, 2024 (see Note 9 (Subsequent Events)), in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believed that the funds which the Company had available following the completion of the IPO may not enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management had determined that the mandatory liquidation, working capital deficiency, and subsequent dissolution of FIAC prior to the closing of the Business Combination raised substantial doubt about the Company’s ability to continue as a going concern. The Company had until May 1, 2025 to consummate an Initial Business Combination. If an Initial Business Combination was not consummated by this date, there would have been a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 1, 2025. For more information on the Third Extension Meeting and the closing of the Business Combination on November 6, 2024, see Note 9 (Subsequent Events) of these financial statements. Following the closing of the Business Combination, management believes that the Company may not have sufficient working capital to meet its needs during the year following this filing.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had cash of $2,032 and $224,394, respectively, excluding $25,843 and $75,773, respectively, of restricted cash related to funds withdrawn from the Trust Account reserved to the payment of taxes. The Company had no cash equivalents at September 30, 2024 or December 31, 2023.

Cash Held in Trust Account

As of September 30, 2024 and December 31, 2023, funds held in Trust Account consisted of interest bearing demand deposits and generally had a readily determinable fair value. Interest on the demand deposit account is included in income from Trust Account in the accompanying statements of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company was not exposed to significant risks on such account.

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

Net Loss Per Common Stock

Prior to the closing of its Business Combination on November 6, 2024 (see Note 9 (Subsequent Events)), the Company had two classes of common stock, which are referred to as redeemable Class A common stock and non-redeemable Class A common stock and Class B common stock. Earnings and losses were shared pro rata between the two classes of stockholders. Private and public warrants to purchase 22,700,000 Class A common stock at $11.50 per share were issued on November 1, 2021. No warrants were exercised during the period ended September 30, 2024 and December 31, 2023. The calculation of diluted loss per common stock does not consider the effect of the warrants issued in connection with (i) the Initial Public Offering, (ii) the exercise of the over-allotment and (iii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. Accretion associated with the redeemable Class A common stock is excluded from loss per common stock as the redemption value approximates fair value.

	For the Three Months Ended September 30,
	2024		2023
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic diluted net loss per share
Numerator:
Allocation of net loss	$(232,703)	$(779,030)	$(881,804)	$(889,103)
Denominator:
Weighted average shares outstanding	1,717,578	5,750,000	5,702,791	5,750,000
Basic and diluted net loss per share	$(0.14)	$(0.14)	$(0.15)	$(0.15)

	For the Nine Months Ended September 30,
	2024		2023
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic diluted net loss per share
Numerator:
Allocation of net (loss) income	$(888,653)	$(2,974,978)	$(497,798)	$(221,444)
Denominator:
Weighted average shares outstanding	1,717,578	5,750,000	12,925,801	5,750,000
Basic and diluted net loss per share	$(0.52)	$(0.52)	$(0.04)	$(0.04)

Derivative Financial Instruments

Prior to the closing of its Business Combination on November 6, 2024 (see Note 9 (Subsequent Events)), the Company evaluated its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statement of operations. Derivative assets and liabilities are classified in the condensed consolidated balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed consolidated balance sheet date.

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

Income Taxes

Prior to the closing of its Business Combination on November 6, 2024 (see Note 9 (Subsequent Events)), the Company accounted for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (4.21)% and (9.58)% for the three months ended September 30, 2024 and 2023, respectively, and (5.96)% and 428.34% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 and 2023, primarily due to changes in fair value in warrant liability, non-deductible transaction costs, state and city taxes and the valuation allowance on the deferred tax assets. Additionally, the effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 due to Initial Business Combination expenses and New York State and City taxes.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company was complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year.  The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through September 30, 2024.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits and income taxes, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023 the Company accrued $4,064 and $0 for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Common Stock Subject to Possible Redemption

All of the common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Class A common stock have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2024 and December 31, 2023, the Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheet are reconciled in the following table:

	September 30, 2024	December 31, 2023
As of beginning of the period	$18,853,961	$237,020,680
Less:
Redemptions	—	(223,500,610)
Plus:
Extension funding of Trust Account	343,516	1,300,000
Remeasurement adjustment of carrying value to redemption value	281,924	4,033,891
Class A common stock subject to possible redemption	$19,479,401	$18,853,961

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

Note 3 - Initial Public Offering

On November 1, 2021, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit which included the exercise of the underwriters’ option to purchase an additional 3,000,000 Units at the initial public offering price to cover over-allotments. Each Unit had an offering price of $10.00 and consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half of one warrant of the Company. Each full Warrant entitled the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share.

Following the closing of the IPO on November 1, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the Trust Account. The net proceeds deposited into the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Public Warrants

Prior to the adjustment of the warrant terms, as described in Note 9 (Subsequent Events), each whole warrant entitled the registered holder to purchase one whole share of the Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of twelve months from the closing of the IPO and 30 days after the completion of the Initial Business Combination. The warrants will expire five years after the completion of the Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company had agreed that as soon as practicable, but in no event later than twenty business days after the closing of the Initial Business Combination, the Company would use commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants, and the Company would use commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the warrants expired or were redeemed, as specified in the warrant agreement; provided that if the Company’s Class A common stock was at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfied the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at the Company’s option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elected, would not be required to file or maintain in effect a registration statement, but would use commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company would have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but use commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) the product of 0.361 and the number of whole warrants being exercised by such holder. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

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

For more information on the adjustment of the warrant terms following the closing of the Business Combination, see Note 9 (Subsequent Events).

Note 4 - Private Placement

On November 1, 2021, simultaneously with the closing of the IPO, the Company completed the private sale of 11,200,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $11,200,000.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account. If the Company did not complete an Initial Business Combination by the Termination Date, the proceeds of the sale of the Private Placement Warrants would be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the Private Placement Warrants would expire worthless.

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of the Initial Business Combination and a stockholder vote to approve an amendment to the Certificate of Incorporation (A) that would modify the substance or timing of the Company’s obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with the Initial Business Combination or to redeem 100% of the Company’s public shares if the Company did not complete the Initial Business Combination within the time period specified by the Certificate of Incorporation (with required funding in the Trust Account) or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A commons stock and (ii) to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company failed to consummate an Initial Business Combination within the time period specified by the Certificate of Incorporation (with required funding in the Trust Account) (although they would be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company failed to complete the Initial Business Combination within the prescribed time frame). Further, the Company had agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of the Sponsor.

Note 5 - Related Party Transactions

Founder Shares

The Sponsor paid $25,000 to the Company in consideration for 5,750,000 shares of Class B common stock.

The founder shares will automatically convert into shares of Class A common stock upon consummation of an Initial Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8. For more information on the conversion of the founder shares, see Note 9 (Subsequent Events).

In connection with signing the Business Combination Agreement, FIAC and the Sponsor entered into a letter agreement, dated September 12, 2023, as amended (the “Sponsor Side Letter”), pursuant to which the Sponsor agreed to forfeit (i) 10% of its founder shares effective as of the consummation of the continuance at the closing of the Transactions and (ii) with Sponsor’s consent, up to 30% of its SPAC Class B Shares and/or Private Placement Warrants in connection with financing or non-redemption arrangements, if any, entered into prior to consummation of the Business Combination if any, negotiated by the Effective Date. Pursuant to the Sponsor Side Letter, the Sponsor agreed to (1) certain transfer restrictions with respect to the Company’s securities, lock-up restrictions (terminating upon the earlier of: (A) 360 days after the Closing Date, (B) a liquidation, merger, capital stock exchange, reorganization or other similar transaction that reslts in all of New PubCo’s stockholders having the right to exchange their equity for cash, securities or other property or (C) subsequent to the Closing Date, the closing price of the New Pubco Common Shares equaling or exceeding $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after the Closing) and (2) to vote any Company shares held by it in favor of the Business Combination Agreement, the arrangement resolution and the Transactions, and provided customary representations and warranties and covenants related to the foregoing. For more information on amendments to the Sponsor Sider Letter, see Note 9 (Subsequent Events).

Related Party Loans

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may have, but were not obligated to, loan the Company funds as may have been required (the “Working Capital Loans”). If the Company completed an Initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Initial Business Combination did not close, the Company may have used a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans were convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. On May 9, 2023, the Company issued the Promissory Note. At September 30, 2024 and December 31, 2023, $1,500,000 was outstanding and reported on the condensed consolidated balance sheets as a component of Promissory note - related party.

On December 1, 2023, the Company issued the Second Promissory Note. The Second Promissory Note did not bear interest and matured upon closing of the Company’s Initial Business Combination. In the event that the Company did not consummate an Initial Business Combination, the Promissory Note would be repaid only from amounts remaining outside of the Trust Account, if any. As of September 30, 2024 and December 31, 2023, $1,475,000 and $375,000, respectively, was outstanding and reported on the condensed consolidated balance sheets as a component of Promissory note - related party.

Administrative Fees

The Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company ceased paying these monthly fees. For the three and nine months ended September 30, 2024 and 2023, the Company incurred $30,000 and $90,000 in administrative support fees, respectively. At September 30, 2024 and December 31, 2023, $330,000 and $240,000, respectively, is included on the condensed consolidated balance sheets under due to related party for this fee. For more information on the conversion of the Unpaid Fees following the closing of the Business Combination, see Note 9 (Subsequent Events).

Restricted Cash

At September 30, 2024 and December 31, 2023, an excess of $25,843 and $75,773, respectively, was withdrawn from the interest earned in the Trust Account related to the timing of payments of taxes. As such, the restriction on the cash was included on the condensed consolidated balance sheet as a reduction in the cash balance in the Company’s operating bank account.

Note 6 - Commitments and Contingencies

Registration and Stockholder Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the founder shares) were entitled to registration rights pursuant to a registration rights and stockholder agreement, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. For more information on the amendment of the Registration and Stockholder Rights Agreement in connection with the closing of the Business Combination on November 6, 2024, see Note 9 (Subsequent Events) of these financial statements.

Underwriter Agreement

The underwriters were entitled to a deferred underwriting fee of approximately $0.376 per unit sold in the IPO, or $8,650,000 in the aggregate (including the fee related to the underwriters’ exercise of the over-allotment option) upon the completion of the Company’s Initial Business Combination. In the third quarter 2023, the underwriters waived any right to receive the deferred underwriting fee and will therefore receive no additional underwriting fee in connection with the Closing. As a result, the Company recognized $309,534 of income and $8,340,466 was recorded to accumulated deficit in relation to the reduction of the deferred underwriting fee. As of September 30, 2024 and December 31, 2023, the deferred underwriting fee is $0.

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

Excise Tax

In connection with the extension meetings to amend the Certificate of Incorporation, as of September 30, 2024, holders of 21,282,422 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock for an aggregate redemption amount of $223,500,610. As such, the Company has recorded a 1% excise tax liability in the amount of $2,235,006 on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The liability does not impact the condensed consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur.

The 2023 excise tax return is normally due on October 31, 2024, however, due to the Company’s tax preparer being located in a Texas disaster area related to Hurricane Beryl, the Company’s 2023 excise tax return is not due until February 2025.

The Company has made no payments with respect to such taxes and is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

Prior to the closing of its Business Combination on November 6, 2024 (see Note 9 (Subsequent Events)), the Company’s Public Warrants were trading on the Nasdaq Stock Market LLC (“Nasdaq”) and the Company’s Public Warrant liability was based on unadjusted quoted prices in an active market (Nasdaq) for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

The Promissory Note contained an embedded option whereby up to $1,500,000 of the Promissory Note may be converted into the Company’s warrants. The embedded Working Capital Loan conversion option is accounted for as a liability in accordance with ACS 815-40 on the balance sheet and is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value in the condensed consolidated statement of operations. Valuation of the Working Capital Loan conversion option was derived from the valuation of the underlying Private Placement Warrants and is classified as a level 3 valuation.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2024
	Level 1	Level 2	Level 3
Public Warrants	$345,000	$—	$—
Private Warrants	$—	$—	$336,000
Working Capital Loan Conversion Option	$—	$—	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Public Warrants	$230,000	$—	$—
Private Warrants	$—	$—	$224,000
Working Capital Loan Conversion Option	$—	$—	$—

Measurement

The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement.

The key inputs into the binomial lattice model were as follows at September 30, 2024 and December 31, 2023:

Input	September 30, 2024	December 31, 2023
Risk-free interest rate	3.56%	3.81%
Expected term to Initial Business Combination (years)	0.25	0.25
Expected volatility	de minimis %	de minimis
Common stock price	$11.89	$10.89
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s warrants classified as Level 3 for the period ended September 30, 2024 and 2023:

December 31, 2023	$224,000
Change in fair value	336,000
March 31, 2024	$560,000
Change in fair value	(112,000)
June 30, 2024	$448,000
Change in fair value	(112,000)
September 30, 2024	$336,000

December 31, 2022	$560,000
Change in fair value	—
March 31, 2023	$560,000
Change in fair value	224,000
June 30, 2023	$784,000
Change in fair value	112,000
September 30, 2023	$896,000

Note 8 - Stockholders’ Deficit

Preferred Stock

Prior to the closing of the Business Combination, in connection with which the Trust Account was liquidated, on November 6, 2024 (see Note 9 (Subsequent Events)), the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

On December 21, 2023, the Sponsor converted 5,000,000 shares of Class B common stock into shares of Class A common stock. Notwithstanding the conversions, the Sponsor was not entitled to receive any monies held in the Trust Account as a result of its ownership of shares of Class A common stock issued upon conversion of the Class B common stock.

Prior to the closing of the Business Combination, in connection with which the Trust Account was liquidated, on November 6, 2024 (see Note 9 (Subsequent Events)), the Company was authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock were entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 5,000,000 shares of Class A common stock issued or outstanding, excluding 1,717,578 shares subject to possible redemption, respectively.

Class B Common Stock

Prior to the closing of the Business Combination, in connection with which the Trust Account was liquidated, on November 6, 2024 (see Note 9 (Subsequent Events)), the Company was authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock were entitled to one vote for each common stock. At September 30, 2024 and December 31, 2023, there were 750,000 shares of Class B common stock issued and outstanding.

Other than with regard to the election of directors prior to the consummation of an Initial Business Combination, holders of Class A common stock and Class B common stock voted together as a single class on all matters submitted to a vote of stockholders, except as required by law.

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

Note 9 - Subsequent Events

FIAC Extension Meetings

On October 31, 2024, FIAC held a special meeting of stockholders (the “October 2024 Extension Meeting”) to amend FIAC’s Certificate of Incorporation to extend the Termination Date from November 1, 2024 (the “Amended Termination Date”) to May 1, 2025, or a total of up to 6 months after the Amended Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). The stockholders of the Company approved the Extension Amendment Proposal at the October 2024 Extension Meeting.

In connection with the vote to approve the Extension Amendment Proposal and the vote that was held on September 13, 2024 to approve the Business Combination, the holders of 1,569,414 shares of Class A Common Stock exercised their right to redeem their shares for cash at a redemption price of approximately $11.21 per share, for an aggregate redemption amount of approximately $17,596,703.

Resulting from the Extension Meeting and the Second Extension Meeting, from August 2023 through, the Company deposited an aggregate of $1,643,516 into the Trust Account extending the Termination Date to November 1, 2024. Following the October 2024 Extension Meeting, the Company was able to extend the termination date up to May 1, 2025 without additional deposits into the trust account and was able to close the Business Combination on November 6, 2024, as further described below.

Notice of Delisting from Nasdaq to FIAC
On October 28, 2024, FIAC received a notice (the “Delisting Notice”) from the staff of the Listing Qualifications Department of Nasdaq stating that Nasdaq had determined to delist FIAC’s securities from Nasdaq and will suspend trading in those securities effective at the open of business on November 4, 2024. Nasdaq reached its decision pursuant to Nasdaq IM-5101-2 because FIAC did not complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. In connection with the consummation of the Business Combination described below, the New PubCo Common Shares were listed on Nasdaq.

Amendment No. 3 to the Business Combination Agreement

On October 29, 2024, FIAC, DevvStream and Focus Impact Amalco Sub Ltd. entered into an amendment (the “Third Amendment”) to the Business Combination Agreement, dated September 12, 2023, by and between FIAC, DevvStream and Focus Impact Amalco Sub Ltd. (as amended by the First Amendment and the Second Amendment), pursuant to which the parties to the Business Combination Agreement mutually agreed, among other things, that the following will not cause a failure of any condition set forth in the Business Combination Agreement to be met or be considered a Company Material Adverse Effect (as defined in the Business Combination Agreement): (i) election by DevvStream to halt trading of its stock on Cboe Canada, (ii) termination by David Oliver of any agreements by and between him and DevvStream, (iii) termination by David Oliver of his status as an individual independent contractor of DevvStream, (iv) failure by David Oliver to deliver an employment agreement with New PubCo, (v) any Action (as defined in the Business Combination Agreement) or Proceeding (as defined in the Business Combination Agreement) threatened or brought against DevvStream by David Oliver or his Affiliates (as defined in the Business Combination Agreement), or (vi) any changes or effects directly or indirectly attributable to, resulting from, relating to or arising out of the foregoing clauses (i)-(v).

Closing of the Business Combination and Certain Pre-Closing Transactions
On November 6, 2024 (the “Closing Date”), subsequent to the fiscal quarter ended September 30, 2024, FIAC, the predecessor company of New PubCo (as defined below), consummated the previously announced business combination with DevvStream pursuant to the Business Combination Agreement.
Pursuant to the Business Combination Agreement, on the Closing Date, (a) FIAC changed its jurisdiction from the State of Delaware under the Delaware General Corporation Law to the Province of Alberta, Canada, and thereby become a company existing under the Business Corporations Act (Alberta) and changed its name to DevvStream Corp. (“New PubCo”), and (b) DevvStream and Amalco Sub amalgamated to form one corporate entity (such entity, “Amalco” and such transaction, the “Amalgamation”).
On November 6, 2024, New PubCo also issued (i) 194,809 common shares of New PubCo (the “New PubCo Common Shares”) to certain investors pursuant to subscription agreements, dated October 29, 2024, including a subscription agreement with Helena Global Investment Opportunities I Ltd. (such agreements together, the “PIPE Agreements”) for $2,250,000 in the aggregate, and (ii) 3,249,877 New PubCo Common Shares to certain investors, including Karbon-X Corp, pursuant to certain carbon credit subscription agreements dated October 29, 2024 (such agreements together, the “Carbon Subscription Agreements”) (items (i) and (ii) in the foregoing together, the “PIPE Financing”). The Carbon Subscription Agreements were executed in connection with certain Carbon Credit Purchase Agreements with DevvStream (the “Carbon Credit Purchase Agreements”), pursuant to which DevvStream is purchasing carbon credits from certain sellers (“Carbon Credit Sellers”). The New PubCo Common Shares that are being issued to such Carbon Credit Sellers pursuant to the Carbon Subscription Agreements are being issued to the Carbon Credit Sellers in satisfaction of the purchase price owed to them under the Carbon Credit Purchase Agreements.
Prior to the consummation of the Business Combination, on October 29, 2024, FIAC entered into an amendment (the “Amendment to the Sponsor Side Letter Agreement”) to the side letter agreement, dated September 12, 2023, which was subsequently amended on May 1, 2024, by and among FIAC and the Sponsor (as amended, the “Letter Agreement”). Pursuant to the Amendment to the Sponsor Side Letter Agreement, FIAC amended the transfer restrictions included therein to enable the Sponsor to transfer on October 29, 2024 up to 5,750,000 shares of common stock of FIAC (such shares of Class B common stock that were converted by the Sponsor into shares of Class A common stock of FIAC prior to the transfer are being transferred, the “Sponsor Shares”) to (i) certain advisor parties in full or partial satisfaction of such advisor parties’ fees and expenses incurred in connection with the Business Combination with DevvStream (approximately $15.1 million of fees and expenses are being satisfied through the transfer of Sponsor Shares to advisor parties) (the “Equitization”), (ii) certain investors subscribing to PIPE Agreements (as defined below), and (iii) Helena Global Investment Opportunities I Ltd. (“Helena I”) as consideration for the execution of an equity line of credit purchase agreement, dated October 29, 2024 with FIAC and the Sponsor (the “ELOC Agreement”). On October 29, 2024, FIAC had also determined that it is advisable and in the best interest of FIAC and its stockholders to waive the transfer restrictions to which the Sponsor Shares were subject and that were included in the certain letter agreement, dated November 1, 2021, by and between FIAC and the Sponsor. Pursuant to the Amendment to the Sponsor Side Letter Agreement, FIAC agreed that in connection with the Closing (as defined below), the Sponsor will be issued New PubCo Common Shares in an amount that is equal to the number of Sponsor Shares that the Sponsor agreed to transfer prior to the Closing, as described in the foregoing items (i) to (iii).

Completion of Acquisition or Disposition of Assets

In connection with the closing of the Business Combination (“Closing”) on November 6, 2024, (i) 3,444,686 New PubCo Common Shares were issued in the PIPE Financing, (ii) 5,148,164 shares of Class A Common Stock held by pre-Business Combination holders of FIAC were converted into 4,989,600 New PubCo Common Shares, (iii) the Sponsor forfeited 575,000 shares of Class B Common Stock of FIAC and was issued 5,000,531 New PubCo Common Shares pursuant to the Letter Agreement, (iv) the Sponsor received 15,079 New PubCo Common Shares upon conversion of 15,558 shares Class B Common Stock held by the Sponsor at the time of the Closing, (v) each redeemable warrant that was issued in connection with FIAC’s initial public offering that closed November 1, 2021 (the “FIAC IPO”) and that was exercisable for one share of Class A Common Stock at an exercise price of $11.50 (collectively, the “FIAC Warrants”) and each private placement warrant which was issued to the Sponsor in connection with the FIAC IPO and which entitles the holder thereof to purchase one whole share of Class A Common Stock at $11.50 per share (the “Private Placement Warrants” and together with the FIAC Warrants, the “Warrants”), were assumed by New PubCo and converted into a warrant to purchase a number of New PubCo Common Shares equal to the Reverse Split Factor at an exercise price equal to the Adjusted Exercise Price, on substantially similar terms as the Private Placement Warrants (the “Converted Private Placement Warrants” and together with the Converted Public Warrants, the “New PubCo Warrants”), (vi) each of DevvStream’s multiple voting shares (the “Multiple Voting Company Shares”) and DevvStream’s subordinate voting shares (the “Subordinated Voting Company Shares” and together with the Multiple Voting Company Shares, the “Company Shares”) issued and outstanding immediately prior to the effective time of the Amalgamation (the “Effective Time”) were automatically exchanged for that certain number of New PubCo Common Shares equal to the applicable Per Common Share Amalgamation Consideration (as defined below), (vii) each option (whether vested or unvested) to purchase Company Shares (each, a “Company Option”) granted under DevvStream’s 2022 Equity Incentive Plan, as amended and restated from time to time, and DevvStream’s 2022 Non-Qualified Stock Option Plan (together, the “Company Equity Incentive Plans”) and each restricted stock unit representing the right to receive payment in Company Shares, granted under a restricted stock unit award agreement (each, a “Company RSU”) issued and outstanding immediately prior to the Effective Time was cancelled and converted into an option to purchase a number of New PubCo Common Shares (“Converted Options”) and New PubCo restricted stock units (“Converted RSUs”), respectively, in an amount equal to the Company Shares underlying such Company Option or Company RSU, respectively, multiplied by the Common Conversion Ratio, as defined below (and, for Company Options, at an adjusted exercise price equal to the exercise price for such Company Option immediately prior to the Effective Time divided by the Common Conversion Ratio), (viii) each warrant of DevvStream (each, a “Company Warrant”) issued and outstanding immediately prior to the Effective Time became exercisable for New PubCo Common Shares in an amount equal to New PubCo Shares underlying such Company Warrant multiplied by the Common Conversion Ratio (“Converted Warrants”) (and at an adjusted exercise price equal to the exercise price for such Company Warrant prior to the Effective Time divided by the Common Conversion Ratio), (ix) the holder of convertible notes to be issued by DevvStream, if any, issued and outstanding immediately prior to the Effective Time (the “Company Convertible Notes”) received New PubCo Common Shares in accordance with the terms of such Company Convertible Notes, and (x) each common share of Amalco Sub issued and outstanding immediately prior to the Effective Time was automatically exchanged for one common share of Amalco.

The “Per Common Share Amalgamation Consideration” means (i) with respect to each Multiple Voting Company Share, an amount of New PubCo Common Shares equal to (a) ten (10), multiplied by (b) the Common Conversion Ratio, and (ii) with respect to each Subordinated Voting Company Share, an amount of New PubCo Common Shares equal to the Common Conversion Ratio. The “Common Conversion Ratio” means, in respect of a Company Share, 0.152934, which is equal to the Common Amalgamation Consideration divided by the Fully Diluted Common Shares Outstanding. The “Common Amalgamation Consideration” means (a)(i) the Reverse Split Factor multiplied by (ii)(x) $145 million plus the aggregate exercise price of all in-the-money Company Options and Company Warrants outstanding immediately prior to the Effective Time (or exercised in cash prior to the Effective Time) divided by (y) $10.20, plus (b) solely to the extent any Company Shares are required to be issued to Approved Financing Sources (as defined below) pursuant to Approved Financings (as defined below) in connection with the Closing, (i) each such Company Share multiplied by (ii) the Per Common Share Amalgamation Consideration in respect of such Company Share. The “Approved Financing Source” means a person engaged by DevvStream after the date of the First Amendment to act as an investment bank, financial advisor, broker or similar advisor in connection with any financing which has been approved by FIAC in accordance with the terms of the Business Combination Agreement (an “Approved Financing”). The “Fully Diluted Common Shares Outstanding” means, without duplication, at any measurement time (a)(i) ten (10), multiplied by (ii) the aggregate number of Multiple Voting Company Shares that are issued and outstanding, plus (b) the aggregate number of Subordinated Voting Company Shares that are issued and outstanding, plus (c) the aggregate number of Subordinated Voting Company Shares to be issued pursuant to the exercise and conversion of the Company Options in accordance therewith, plus (d) the aggregate number of Subordinated Voting Company Shares to be issued pursuant to the exercise and conversion of the Company Warrants in accordance therewith, plus (e) the aggregate number of Subordinated Voting Company Shares to be issued pursuant to the vesting of the Company RSUs in accordance therewith; provided, that “Fully Diluted Common Shares Outstanding” shall not include any Subordinary Voting Company Shares to be issued (including pursuant to the exercise and conversion of Company Warrants) to any Approved Financing Source pursuant to an Approved Financing. The “Reverse Split Factor” means 0.9692, which is equal to the lesser of (a) the quotient obtained by dividing the Final Company Share Price by $0.6316 and (b) one. The “Final Company Share Price” means the closing price of the Subordinated Voting Company Shares on the Cboe Canada stock exchange (the “Cboe Canada”), as of the end of last trading day on the Cboe Canada prior to the Closing (and if there is no such closing price on the last trading day prior to the Closing, the closing price of the Subordinated Voting Company Shares on the last trading day prior to the Closing on which there is such a closing price), converted into United States dollars based on the Bank of Canada daily exchange rate on the last business day prior to the Closing.

Each New PubCo Warrants is exercisable for 0.9692 New PubCo Common Shares for $11.86 (the “Adjusted Exercise Price”). The Converted Private Placement Warrants are also exercisable cashless pursuant to the terms of the Converted Private Placement Warrants. Pursuant to the terms of the New PubCo Warrants, the exercise price of the New PubCo Warrants will be further adjusted pursuant to a provision in the New PubCo Warrants that was triggered in connection with the financing transactions that closed in connection with consummation of the Business Combination and will be adjusted to an exercise price that is equal to 115% of the higher of the Market Value and the New Issued Price. “Market Value” as used in the foregoing shall mean the volume-weighted average trading price of the New PubCo Common Shares during the twenty (20) trading day period starting on the trading day prior to the day on which New PubCo consummated the Business Combination.

Immediately after giving effect to the transactions contemplated by the Business Combination Agreement, including the PIPE Financing (the “Transactions”), there were 27,413,444 New PubCo Common Shares (excluding 557,290 New PubCo Common Shares that are issued pursuant to the Strategic Consulting Agreement after the Closing), 11,495,295 Converted Public Warrants (which are exercisable for cash for up to 11,141,239 New PubCo Common Shares), 11,200,000 Converted Private Placement Warrants (which are exercisable cashless or for cash, and if exercised for cash maybe be exercised for up to 10,855,040 New PubCo Common Shares), 186,065 Converted Warrants, 523,799 Converted Options and 1,168,124 Converted RSUs issued and outstanding. On November 7, 2024, the New PubCo Common Shares began trading on Nasdaq.

Monroe Agreement

FIAC entered into a contribution and exchange agreement (the “Monroe Agreement”) on October 29, 2024, pursuant to which, among other things, Crestmont Investments LLC, a Delaware limited liability company,  immediately following the Closing, contributed 2,000,000 units representing 50% of the limited liability company interests in Monroe Sequestration Partners LLC, a Delaware limited liability company, in exchange for 2,000,000 New PubCo Common Shares, subject to the terms and conditions described in the Monroe Agreement. The transaction pursuant to the Monroe Agreement closed on November 6, 2024.

ELOC Agreement

Pursuant to the ELOC Agreement, New PubCo will have the right to issue and to sell to Helena I from time to time, as provided in the ELOC Agreement, up to $40,000,000 of New PubCo Common Shares following the closing of the Business Combination and the effectiveness of the registration statement registering the New PubCo Common Shares being sold under the ELOC Agreement (the “Helena I Registration Statement”), and subject to the conditions set forth therein. As a commitment fee in connection with the execution of the ELOC Agreement, the Sponsor will transfer a certain number of Sponsor Shares to Helena I. Further, following the closing of the Business Combination and promptly following the effectiveness of the Helena I Registration Statement, New PubCo will issue to Helena I an amount of New PubCo Common Shares equal to $125,000 divided by the greater of (i) the lowest one-day VWAP during the five trading days immediately preceding the effectiveness date of such Registration Statement and (ii) $0.75.

Registration Rights Agreement
On November 6, 2024, New PubCo, the Sponsor, and certain historical holders of Devvstream securities (the “Legacy Devvstream Holders”) entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Legacy Devvstream Holders and Sponsor will be granted customary registration rights with respect to the securities of New PubCo that they hold.
Indemnification Agreements
On November 6, 2024, in connection with the consummation of the Business Combination, New PubCo entered into indemnification agreements (the “Indemnification Agreements”) with each of its directors and executive officers. Each Indemnification Agreement provides for indemnification and advancements by New PubCo of certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of New PubCo’s directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at New PubCo’s request.
Strategic Consulting Agreement
On November 13, 2024, New PubCo also entered into a strategic consulting agreement with Focus Impact Partners, LLC (the “Consultant”), pursuant to which the Consultant will provide New PubCo with certain consulting services (the “Strategic Consulting Agreement”) and New PubCo will pay the Consultant an annual consulting fee of $500,000, which will be payable in quarterly installments of $125,000 starting with an initial payment for the period beginning December 31, 2023 (pro-rated based on the number of days from December 31, 2023 through and including November 13, 2024). Notwithstanding the foregoing, any fees due under the Strategic Consulting Agreement shall accrue and not be payable until (a) New PubCo has successfully raised $5.0 million in outside debt and/or equity capital, cumulatively since the period beginning December 31, 2023 or (b) New PubCo has 2 or more consecutive quarters of positive cash flow from operations. New PubCo agrees to pay the Consultant additional consulting fees as to be mutually agreed consistent with market practice in connection with any acquisition, merger, consolidation, business combination, sale, divestiture, financing, refinancing, restructuring or other similar transaction for which the Consultant provides consulting services to New PubCo. Further, New PubCo has agreed to issue the Sponsor 557,290 New PubCo Common Shares in a private placement pursuant to the Strategic Consulting Agreement in connection with the execution of the Strategic Consulting Agreement. The Strategic Consulting Agreement has a term of three (3) years unless terminated early with at least 120 days advance notice and will be automatically extended for successive one (1)-year periods at the end of each year unless New PubCo or the Consultant provide a written notice of its desire not to automatically extend at least 120 days prior to the end of each year during the term of the Strategic Consulting Agreement. Pursuant to the Strategic Consulting Agreement, New PubCo has also agreed to customary indemnification of the Consultant in connection with the performance of its services.

New Convertible Notes

On January 12, 2024, DevvStream issued a secured convertible grid note (the “Focus Partners Convertible Note”) to the Consultant and as of the date hereof, the Consultant had advanced a total of $637,150 to DevvStream under the Focus Convertible Note. Further, New PubCo was indebted to the Sponsor for $3,000,000 pursuant the First Promissory Note and the Second Promissory Note (together, the “Focus Sponsor Convertible Notes”). The Focus Partners Convertible Note is secured by security interests on DevvStream’s carbon credits and similar environmental assets to and for the benefit of the Consultant. The terms and conditions of the Focus Partners Convertible Note provided that, following the consummation of the Business Combination, the Consultant would have the right to convert its convertible notes or to have its convertible notes repaid at its option. As of the Closing, New PubCo is also indebted to the Consultant in the amount of $345,000 of accrued and unpaid of fees under the administrative services agreement, dated October 27, 2021, by and between FIAC and the Sponsor (the “Unpaid Fees”). On November 13, 2024, New PubCo issued (i) $3,000,000 of new 5.3% convertible notes to the Sponsor, and (ii) a new $982,150 of new 5.3% convertible notes to the Consultant (together, the “New Convertible Notes”), in exchange for the cancellation and conversion of the Focus Partners Convertible Note, the Focus Sponsor Convertible Notes and the Unpaid Fees. The New Convertible Bridge Notes have a maturity date that is twenty-four months from the Closing. The principal loan amount and any accrued and unpaid interest under the New Convertible Notes are convertible into New PubCo Common Shares at a 25% discount to the issuer’s 20-day volume weighted average price, subject to a conversion floor price of $0.867 per share.

In connection with the execution of the New Convertible Notes, New PubCo agreed (i) to grant the Sponsor and Consultant (together, the “Secured Parties”) a first ranking security interest in all of the carbon credits and similar environmental assets held by New PubCo, presently existing or hereafter created or acquired, and (ii) to execute and deliver to the Secured Parties a security agreement evidencing the Secured Parties’ security interest (the “Security Agreement”). On December 18, 2024, New PubCo executed and delivered to the Secured Parties the Security Agreement.

Extension of Devvio and Envviron Convertible Notes

DevvStream previously issued (i) an unsecured convertible note (the “Devvio Convertible Note”) to Devvio Inc. (“Devvio”) with a principal amount of $100,000, and (ii) an unsecured convertible note (the “Envviron Convertible Note”) to Envviron SAS (“Envviron”) with a principal amount of $250,000. The terms and conditions of the Devvio Convertible Note and Envviron Convertible Note each provided that, following the consummation of the Business Combination, Devvio and Envviron would have the right to convert their convertible notes or to have their convertible notes repaid. As a result of the consummation of the Business Combination, the maturity date of the Devvio Convertible Note and the Envviron Convertible Note was accelerated to the date that is 10 business days from the Closing, or November 21, 2024 (the “Maturity Date”). On November 12, 2024, New PubCo, Devvio and Envviron agreed to amend the terms of the Devvio Convertible Note and Envviron Convertible Note, respectively, in order to extend the Maturity Date by six (6) months.
Employment Agreements

In connection with the stockholder meeting to approve the Business Combination and the subsequent vote on October 31, 2024 to approve the extension of the time period during which FIAC may consummate a business combination, the holders of 1,569,414 shares of Class A Common Stock exercised their right to redeem their shares for cash, as provided for, prior to the Closing, in FIAC’s amended and restate certificate of incorporation.

Amended Engagement Letter with CCM

On October 28, 2024, the Cohen EL was amended (“Amended Cohen EL”) to state that the Company and the Sponsor shall pay to CCM a transaction fee in connection with the Transactions in an amount equal to 1,031,779 (or otherwise a number that will lead to CCM owning 1,000,000 New PubCo Common Shares after the closing of the Business Combination) Class A common stock of the Company immediately upon the execution of the Amended Cohen EL.

Changes in Officers and Directors
Upon the consummation of the Transactions, and in accordance with the terms of the Business Combination Agreement, each director of FIAC, other than Wray Thorn and Carl Stanton, and each officer of FIAC ceased serving in such capacities and five new directors were appointed to the Board, including Michael Max Bühler, Stephen Kukucha, Jamila Piracci, Ray Quintana and Thomas G. Anderson.

On November 7, 2024, Mr. Quintana and Mr. Anderson resigned from the Board as chairman and director and as director, respectively, and Wray Thorn was appointed chairman of the Board. Mr. Quintana’s and Mr. Anderson’s resignations were not the result of any disagreement with New PubCo on any matter relating to New PubCo’s operations, policies or practices.

Adjustment of Warrant Price

On December 6, 2024, New PubCo issued a notice (the “Warrant Adjustment Notice”) to Continental Stock Transfer & Trust Company, as warrant agent (“CST”), and the holders of the Warrants, notifying CST and holders of the following adjustments to the Warrants (the “Warrant Adjustments”):

•
the adjustment to the warrant price of the Warrants from $11.86 per share to $1.52 per New PubCo Common Share (representing 115% of the Newly Issued Price (as defined below) which is greater than the Market Value);

•
the adjustment of the $18.00 per share redemption trigger price described in Section 6.1 and Section 6.2 of that certain Warrant Agreement (the “Warrant Agreement”), dated November 1, 2021, by and between New PubCo, the successor of FIAC, following the consummation of its Business Commination on November 6, 2024, and CST to $2.39 per New PubCo Common Share (representing 180% of the Newly Issued Price which is greater than the Market Value);

•
the adjustment of the $10.00 per share redemption trigger price described in Section 6.2 of the Warrant Agreement to $1.32 (representing the Newly Issued Price which is greater than the Market Value); and

•	pursuant to Section 4.2 of the Warrant Agreement, as a result of the consummation of the Business Combination, each Warrant will be exercisable for 0.9692 New PubCo Common Shares.

“Newly Issued Price” shall mean the issue price or effective issue price (as determined in good faith by the Board), at which New PubCo (or its predecessor) issued additional shares or securities convertible into or exercisable or exchangeable for shares for capital raising purposes in connection with the consummation of the Business Combination. The Board determined that the Newly Issued Price was $1.32 per share.

The Warrant Adjustments were required pursuant to Section 4.2 and Section 4.4 of the Warrant Agreement as a result of (i) the Company issuing Common Shares at an effective issue price of $1.32 per share for capital raising purposes in connection with the closing of the Business Combination, (ii) the aggregate gross proceeds from such issuances representing more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the completion of the Business Combination (net of redemptions), (iii) the Market Value being below $9.20 per share, and (iv) the consummation of the Business Combination resulting in a decrease of the number of issued and outstanding shares by way of a consolidation, combination, reverse stock split or reclassification of shares of common stock or other similar event.

The Market Value was determined to be approximately $0.94 per share, which is the volume-weighted average trading price of the Common Shares during the twenty (20) trading day period starting on the trading day prior to the day on which New PubCo consummated the Business Combination.

Additional Share Issuances

On December 27, 2024, New PubCo issued 412,478 New PubCo Common Shares to certain service providers pursuant to subscription agreements, dated December 27, 2024, as consideration for services rendered to New PubCo.

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

Overview

We were a blank check company incorporated on February 23, 2021 as a Delaware corporation and formed for the purpose of effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).

Our sponsor was Focus Impact Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on October 27, 2021. On November 1, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 23,000,000 Units, including the full exercise of the underwriters’ over-allotment option to purchase 3,000,000 units, at a purchase price of $10.00 per Unit.

Simultaneously with the closing of Initial Public Offering, we completed the private sale of 11,200,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds to us of $11,200,000.

Upon the closing of the Initial Public Offering, $10.20 per Unit sold in the Initial Public Offering (including the full exercise of the underwriters’ over-allotment option) and the proceeds of the sale of the Private Placement Warrants, were held in a trust account (“Trust Account”) and were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The trust account was intended as a holding place for funds pending the earliest to occur of: (a) the completion of the Initial Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our Certificate of Incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with the Initial Business Combination or to redeem 100% of our public shares if we do not complete the Initial Business Combination by the Termination Date or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock, and (c) the redemption of our public shares if we have not consummated the Initial Business Combination by the Termination Date, subject to applicable law.

Our Certificate of Incorporation provided that we had until the Termination Date to complete the Initial Business Combination. If we did not complete the Initial Business Combination by the Termination Date, we would (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

Business Combination

On November 6, 2024, the Company consummated the previously announced proposed Business Combination with DevvStream. For more information on the consummation of the Business Combination and the transactions that were entered in connection therewith, please see Note 9 (Subsequent Events) in the financial statements accompanying this Form 10-Q.

Following the consummation of the Business Combination, the management of the Company has transitioned to the prior Devvstream management team and certain FIAC management team members, namely Carl Stanton and Wray Thorn, have joined the board of directors of New PubCo. Additionally, following the consummation of the Business Combination, New PubCo's management has continued to work with its advisers to complete the required filings and expects to do so expeditiously.

Warrant Price Adjustment

On December 6, 2024, New PubCo effectuated an adjustment of the Warrant Price. For more information, please see Note 9 (Subsequent Events) in the financial statements accompanying this Form 10-Q.

New Convertible Notes

In association with the approval of the Extension Amendment Proposal, on May 9, 2023, we issued the Promissory Note to the Sponsor and the Sponsor funded deposits into the Trust Account. The Promissory Note did not bear interest and matured upon closing of our Initial Business Combination. In the event that no Initial Business Combination was consummated, the Promissory Note would be repaid only from amounts remaining outside of the Trust Account, if any. Up to the total principal amount of the Promissory Note was convertible, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants would be identical to the Private Placement Warrants issued to the Sponsor at the time of the Initial Public Offering. As of September 30, 2024, an aggregate of $1,500,000 had been drawn under the Promissory Note.

In connection with the extension of the Termination Date, on December 1, 2023, the Company issued the Second Promissory Note to the Sponsor and the Sponsor funded deposits into the Trust Account. The Second Promissory Note did not bear interest and matured upon closing of the Company’s Initial Business Combination. In the event that the Company did not consummate an Initial Business Combination, the Second Promissory Note would be repaid only from amounts remaining outside of the trust account, if any. As of September 30, 2024, an aggregate of $1,475,000 had been drawn under the Second Promissory Note.

Each of the First Promissory Note and Second Promissory Note were issued to fund extensions of FIAC, prior to the consummation of the Business Combination.

As described in more details in Note 9 (Subsequent Events) in the financial statements accompanying this Form 10-Q, DevvStream agreed, in connection with the closing of the Business Combination, to issue New Convertible Notes in exchange for the cancellation and conversion of the Focus Partners Convertible Note, the Focus Sponsor Convertible Notes and the Unpaid Fees.

Conversion of Class B common stock to Class A common stock

On December 21, 2023, the Sponsor, converted 5,000,000 shares of the company’s Class B common stock, par value $0.0001 per share (the “Class B common stock”) to shares of Class A common stock. Notwithstanding the conversions, the Sponsor was not entitled to receive any monies held in the Trust Account as a result of its ownership of shares of Class A common stock issued upon conversion of the Class B common stock. The converted shares of Class A common stock held no interest in the Trust Account and were non-redeemable. Following such conversion and taking into account the redemptions described above, we had an aggregate of 6,717,578 shares of Class A common stock issued and outstanding and an aggregate of 750,000 shares of Class B common stock issued and outstanding. As described in more in Note 9 (Subsequent Events) in the financial statements accompanying this Form 10-Q, DevvStream converted additional Class B common stock to Class A common stock on October 29, 2024 and November 6, 2024.

Financial and Capital Market Advisors

On September 12, 2023, the Company engaged CCM, to act as its (i) its financial advisor and capital markets advisor in connection with the Business Combination and (ii) its placement agent in connection with a private placement of debt, equity, equity-linked or convertible securities or other capital or debt raising transaction in connection with the Business Combination.

Pursuant to the Cohen EL, the Company agreed to pay CCM the sum of (i) an advisory fee in an amount equal to $2,500,000 simultaneously with the closing of the Business Combination plus (ii) a transaction fee in connection with the Offering of an amount equal to 4.0% of the sum of (A) the gross proceeds raised from investors and received by Company or DevvStream simultaneously with or before the closing of the Offering and (B) the proceeds released from the Trust Account in connection with the Business Combination with respect to any stockholder of the Company that (x) entered into a non-redemption or other similar agreement or (y) did not redeem the Company’s common stock, in each instance to the extent such stockholder was identified to the Company by CCM; provided, however, CCM shall receive no fee for any gross proceeds received from, or non-redemptions obtained from any investors holding capital stock of DevvStream (other than any investor who acquired their capital stock of DevvStream in open market activities). The Transaction Fee shall be payable to CCM simultaneously with the closing of the Transaction. In addition, the Company may, in its sole discretion, pay to CCM a discretionary fee in an amount up to $500,000, simultaneously with the closing of the Business Combination, if the Company determines in its discretion and reasonable judgment that the performance of CCM in connection with its leadership role in connection with the Transaction warrants such additional fee, taking into account, without limitation, (a) timing of the Transaction, (b) quality and delivery of services and advice hereunder, and (c) overall valuation attributable to the Transaction. No Advisory Fee, Offering Fee or Discretionary Fee shall be due to CCM if the Company does not complete the Business Combination.

On October 28, 2024, the Cohen EL was amended to state that the Company and the Sponsor shall pay to CCM a transaction fee in connection with the Transactions in an amount equal to 1,031,779 (or otherwise a number that will lead to CCM owning 1,000,000 New PubCo Common Shares after the closing of the Business Combination) Class A common stock of the Company immediately upon the execution of the Amended Cohen EL.

Additional Share Issuances

On December 27, 2024, New PubCo issued 412,478 New PubCo Common Shares to certain service providers pursuant to subscription agreements, dated December 27, 2024, as consideration for services rendered to New PubCo.

Liquidity, Capital Resources and Going Concern

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which we have available following the completion of the Initial Public Offering may not enable us to sustain operations for a period of at least one-year from the issuance date of this financial statement.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution of FIAC prior to the closing of the Business Combination, raised substantial doubt about our ability to continue as a going concern. We had until May 1, 2025 to consummate a business combination. It was uncertain that we would be able to consummate an Initial Business Combination by this time. If an Initial Business Combination was not consummated by this date, there would be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 1, 2025. On November 6, 2024, the Company consummated the previously announced proposed Business Combination. Following the closing of the Business Combination, management believes that the Company may not have sufficient working capital to meet its needs during the year following this filing.

Risks and Uncertainties

Our results of operations and ability to complete an Initial Business Combination were adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business.

Inflation Reduction Act of 2022 (the “IR Act”)

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other measures, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. The excise tax is imposed on the repurchasing corporation and the amount of the excise tax is generally 1% of the fair market value of the stock repurchased. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

During the second quarter of 2024, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. For certain taxpayers affected by Hurricane Beryl, the deadline to file such returns and remit such payment has been extended to February 2025.

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

Results of Operations

As of September 30, 2024, we had not commenced any operations. All activity for the period from February 23, 2021 (inception) through September 30, 2024 related to our formation and the Initial Public Offering, and since the closing of the Initial Public Offering and until the closing of the Business Combination, the search for a prospective and consummation of an Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We did not generate any operating revenues prior to the closing of the Business Combination. We did generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

For the three months ended September 30, 2024, we had net loss of $1,011,733 resulting from operating costs of $1,372,525 and provision for income taxes of $40,918, partially offset by interest income from operating account of $116, the change in fair value of warrants of $227,000, and trust earnings of $174,594.

For the three months ended September 30, 2023, we had net loss of $1,770,907 resulting from $2,485,780 in operating costs, $227,000 in change in fair value of warrants and $154,799 in provision for income taxes, partially offset by a recovery of offering costs allocated to warrants of $309,534, interest income from operating account of $2,434 and $784,704 in trust earnings.

For the nine months ended September 30, 2024, we had net loss of $3,863,631 resulting from operating costs of $4,065,418, the change in fair value of warrants of $227,000, and provision for income taxes of $217,448, partially offset by interest income from operating account of $1,479 and trust earnings of $644,756.

For the nine months ended September 30, 2023, we had net loss of $719,242 resulting from $4,027,550 in operating costs, $681,000 in change in fair value of warrants and $938,294 in provision for income taxes partially offset by a recovery of offering costs allocated to warrants of $309,534, interest income from operating account of $13,363 and $4,604,705 in trust earnings.

Contractual Obligations

As of September 30, 2024, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

We agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support provided to us. Upon completion of the Business Combination, we ceased paying these monthly fees. For more information, also see "Recent Developments" regarding the New Convertible Notes that were issued in exchange for the cancellation of the Unpaid Fees.

Restricted Cash

At September 30, 2024 and December 31, 2023, the Company had $25,843 and $75,773, respectively, of restricted cash related to funds withdrawn from the Trust Account reserved to the payment of taxes. On March 27, 2024, the Company transferred $75,773 to the Trust Account related to excess funds withdrawn and the timing of the payment of taxes and no longer had restricted cash related to December 31, 2023. As of the filing of this Form 10-Q, the $25,843 of excess funds withdrawn from the Trust Account has not been returned to the Trust Account.

Registration and Stockholder Rights

The holders of the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) were entitled to registration rights pursuant to a registration rights and stockholder agreement, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. For more information on the amendment of the Registration and Stockholder Rights Agreements in connection with the closing of the Business Combination, please see Note 9 (Subsequent Events) in the financial statements accompanying this Form 10-Q.

Underwriter Agreement

The underwriters were entitled to a deferred underwriting fee of approximately $0.376 per unit sold in the Initial Public Offering, or $8,650,000 in the aggregate (including the commission related to the underwriters’ exercise of the over-allotment option) upon the completion of the Company’s Initial Business Combination. In the third quarter 2023, the underwriters waived any right to receive the deferred underwriting fee and will therefore receive no additional underwriting fee in connection with the Closing of the Business Combination. As a result, the Company recognized $309,534 of income and $8,340,466 was recorded to accumulated deficit in relation to the reduction of the deferred underwriting fee. As of September 30, 2024 and December 31, 2023, the deferred underwriting fee is $0.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the inadequate controls around account reconciliations and controls for the withdrawal of funds from the Trust Account. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management plans to remediate the material weakness by enhancing our control process around the withdrawals of funds from the Trust Account. The elements of our remediation plan can only be accomplished over time, and these initiatives may not ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 8, 2024 (the “Annual Report”) and with the risks described in the final proxy/prospectus included in the Registration Statement on Form S-4, as amended. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None as of September 30, 2024.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

Exhibit Number	Description

2.1†
Business Combination Agreement, dated as of September 12, 2023, by and among FIAC, Focus Impact Amalco Sub Ltd., and DevvStream Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by FIAC on September 13, 2023).

2.2
First Amendment to the Business Combination Agreement, dated as of May 1, 2024, by and among FIAC, Focus Impact Amalco Sub Ltd., and DevvStream Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by FIAC on May 2, 2024).

2.3
Amendment No. 2 to Business Combination Agreement, dated as of August 10, 2024, by and among FIAC, Amalco Sub and DevvStream (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by FIAC on August 12, 2024).

2.4
Waiver to Certain Business Combination Conditions Precedent, dated October 29, 2024, by and between FIAC, Amalco Sub and DevvStream (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed by FIAC on October 29, 2024).

3.1	Certificate of Continuance of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by DevvStream on November 13, 2024).
3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed by FIAC on June 3, 2021).
4.2
Warrant Agreement, dated November 1, 2021, by and between FIAC and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by FIAC on November 1, 2021).

4.3	Specimen Common Stock Certificate of DevvStream Corp (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).
10.1
Strategic Partnership Agreement, dated November 28, 2021, between Devvio, Inc. and DevvESG Streaming, Inc. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, filed by FIAC on December 4, 2023).

10.2
Amendment No. 1 to the Strategic Partnership Agreement, dated November 30, 2021, between Devvio, Inc. and DevvESG Streaming, Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4, filed by FIAC on December 4, 2023).

10.3
Amendment No. 2 to the Strategic Partnership Agreement, dated September 12, 2023, between Devvio, Inc. and DevvStream, Inc. (f/k/a DevvESG Streaming, Inc.) (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4, filed by FIAC on December 4, 2023).

10.4+	DevvStream Corp. 2024 Equity Incentive Plan*
10.5	Form of DevvStream Corp. Indemnification Agreement (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4, filed by FIAC on July 10, 2024).

10.6
Amendment No. 3 to the Strategic Partnership Agreement, dated July 8, 2024, between Devvio, Inc. and DevvStream, Inc. (f/k/a DevvESG Streaming, Inc.) (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4, filed by FIAC on July 10, 2024).

10.7
Sponsor Side Letter, dated as of September 12, 2023, by and among FIAC and Focus Impact Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by FIAC on September 13, 2023).

10.8
Amendment No. 1 to the Sponsor Side Letter, dated as of May 1, 2024, by and among FIAC and Focus Impact Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by FIAC on May 2, 2024)

10.9
Amendment No. 2 to Sponsor Letter Agreement, dated October 29, 2024, by and between FIAC and the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by FIAC on October 29, 2024).

10.10
Contribution and Exchange Agreement, dated October 29, 2024, by and among FIAC, DevvStream and Crestmont (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by FIAC on October 29, 2024).

10.11	Form of PIPE Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by FIAC on October 29, 2024).
10.12	Form of Carbon Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by FIAC on October 29, 2024).
10.13
Amended and Restated Registration Rights Agreement, dated November 6, 2024, by and among FIAC, the Sponsor and certain other legacy DevvStream holders (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).

10.14
Registration Rights Agreement, dated October 29, 2024, by and between FIAC and Karbon-X Corp (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by FIAC on October 29, 2024).

10.15
Form of Company Support & Lock-Up Agreement, by and between FIAC, the Sponsor and certain other legacy DevvStream holders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by FIAC on September 13, 2023).

10.16
Purchase Agreement, dated October 29, 2024, by and between FIAC, Helena Global Investment Opportunities I Ltd. and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed by FIAC on October 29, 2024).

10.17+
Employment Agreement, dated November 6, 2024, between DevvStream Corp. and Sunny Trinh (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).

10.18+
Employment Agreement, dated November 6, 2024, between DevvStream Corp. and Chris Merkel (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).

10.19+
Employment Agreement, dated November 6, 2024, between DevvStream Corp. and Bryan Went (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).

10.20
Strategic Consulting Agreement, dated November 13, 2024, by and between DevvStream Corp. and Focus Impact Partners, LLC (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).

10.21	Form of New Convertible Note (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).
10.22
Security Agreement, dated December 18, 2024, by and among DevvStream Corp., Focus Impact Sponsor, LLC and Focus Impact Partners, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by New PubCo on December 19, 2024).

21.1	List of Subsidiaries of DevvStream (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

†
Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of January, 2025.

DEVVSTREAM CORP. (F.K.A. FOCUS IMPACT ACQUISITION CORP.)

/s/ David Goertz
Name:	David Goertz
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)