Form 10-Q
period 2025-01-31
DevvStream Corp.
filed 2025-04-16
CIK 1854480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

As of April 15, 2025, 30,115,734 common shares were issued and outstanding.

DEVVSTREAM CORP.
Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DevvStream Corp.
Condensed Consolidated Interim Financial Statements
(Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited - Expressed in United States dollars)

As at	January 31, 2025	July 31, 2024

ASSETS
Current assets
Cash	$16,665	$21,106
GST receivable	116,347	85,658
Corporate taxes receivable	171,573	-
Subscription receivable	20,000	-
Deferred financing costs	101,667	-
Prepaid expenses	39,149	35,141
Deposit on carbon credits purchase	396,500	-
Carbon credits	206,721	-
Total current assets	1,068,622	141,905

Equipment	231	953
Deferred financing costs, long-term	203,333	-
Deposit on carbon credits purchase, long-term	271,403	-
Investment in associate	1,113,150	-
Total assets	$2,656,739	$142,858

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$9,085,972	$6,097,902
Accounts payable and accrued liabilities – related parties	525,398	478,072
Mandatory convertible debentures	-	127,500
Convertible debentures – related parties	3,870,693	881,544
Derivative liabilities	-	919,250
Warrant liabilities	7,345,642	-
Stock option liabilities	152,631	-
Stop loss provision liabilities	1,024,713	-
Total current liabilities	22,005,049	8,504,268

Shareholders’ deficiency
Common shares (No par value, unlimited common shares authorized; 28,343,067 common shares issued and outstanding) (July 31, 2024 – 11,638,713)	-	-
Additional paid in capital	10,946,618	13,321,266
Accumulated other comprehensive loss	45,361	43,553
Deficit	(30,340,289)	(21,726,229)
Total shareholders’ deficiency	(19,348,310)	(8,361,410)
Total liabilities and shareholders’ deficiency	$2,656,739	$142,858

Going concern (Note 2(b))
Commitments and contingencies (Note 17)
Subsequent events (Note 18)

See accompanying notes to the condensed consolidated interim financial statements.

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - Expressed in United States dollars)

	Six months ended January 31,	Six months ended January 31,	Three months ended January 31,	Three months ended January 31,
	2025	2024	2025	2024

Operating expenses
Sales and marketing	$676,692	$326,650	$404,797	$129,729
Depreciation	722	924	361	464
General and administrative	391,405	290,002	334,070	77,672
Professional fees	6,005,398	3,321,212	4,596,025	1,024,030
Salaries and wages	659,344	1,202,147	171,086	580,601
Total operating expenses	(7,733,561)	(5,140,935)	(5,506,339)	(1,812,496)

Other income
Interest expense	(76,601)	(2,544)	(63,861)	(2,544)
Accretion expense	(168,945)	-	(124,380)	-
Change in fair value of derivative liabilities	719,000	(1,200)	2,067,350	(1,200)
Change in fair value of warrant liabilities	9,223	-	497,355	-
Change in fair value of mandatory convertible debentures	70,500	-	-	-
Impairment of carbon credits	(1,207,800)	-	(1,207,800)	-
Stop-loss provision loss	(1,024,713)	-	(1,024,713)	-
Equity loss on investment in associate	(106,850)	-	(106,850)	-
Gain on settlement of debt	899,015	-	907,392	-
Foreign exchange gain	6,672	34,105	4,220	77,740

Net loss	$(8,614,060)	$(5,110,574)	$(4,557,626)	$(1,738,500)

Other comprehensive gain (loss)
Foreign currency translation	1,808	(40,936)	313	(97,001)
Net loss and comprehensive loss	(8,612,252)	(5,151,510)	(4,557,313)	(1,835,501)

Weighted average number of common shares outstanding – Basic and diluted	19,321,120	11,621,064	26,991,083	11,638,712

Loss per share – Basic and diluted	$(0.45)	$(0.44)	$(0.17)	$(0.15)

See accompanying notes to the condensed consolidated interim financial statements.

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
(Unaudited - Expressed in United States dollars)

	Number of Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficiency)
Balance, July 31, 2023	11,457,742	$11,883,289	$(11,854,481)	$(83,570)	$(54,762)
Share based compensation – RSUs	-	351,712	-	-	351,712
Share based compensation – Options	-	434,605	-	-	434,605
Shares issued for warrant exercises	180,971	176,113	-	-	176,113
Foreign currency translation	-	-	-	(40,936)	(40,936)
Net loss	-	-	(5,110,574)	-	(5,110,574)
Balance, January 31, 2024	11,638,713	$12,845,719	$(16,965,055)	$(124,506)	$(4,243,842)

Balance, July 31, 2024	11,638,713	$13,321,266	$(21,726,229)	$43,553	$(8,361,410)
Share based compensation - RSUs	-	245,705	-	-	245,705
Share based compensation - Options	-	47,191	-	-	47,191
Warrants reclassified to liabilities on change in functional currency	-	(454,571)	-	-	(454,571)
Stock options reclassified to liabilities on RTO	-	(330,090)	-	-	(330,090)
Conversion option derivative transferred to equity	-	266,000	-	-	266,000
Gain on modification of debt with related parties	-	582,167	-	-	582,167
Recapitalization on RTO	-	(23,548,887)	-	-	(23,548,887)
Shares issued for warrant exercises	91,760	389,729	-	-	389,729
Conversion of mandatory convertible debentures	22,448	49,500	-	-	49,500
Shares for settlement of debt	3,428,963	10,888,912	-	-	10,888,912
Shares issued in connection with RTO	5,159,209	3,147,117	-	-	3,147,117
Shares issued for acquisition of associate	2,000,000	1,220,000	-	-	1,220,000
Shares issued for PIPE financing	1,694,808	2,250,000	-	-	2,250,000
Shares issued for carbon credit purchases	3,249,876	1,982,424	-	-	1,982,424
Shares issued for ELOC commitment	500,000	305,000	-	-	305,000
Shares issued for services	557,290	585,155	-	-	585,155
Foreign currency translation	-	-	-	1,808	1,808
Net loss	-	-	(8,614,060)	-	(8,614,060)
Balance, January 31, 2025	28,343,067	$10,946,618	$(30,340,289)	$45,361	$(19,348,310)

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
(Unaudited - Expressed in United States dollars)

	Number of Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficiency)
Balance, October 31, 2023	11,638,713	$12,472,594	$(15,226,555)	$(27,505)	$(2,781,466)
Share based compensation - RSUs	-	172,168	-	-	172,168
Share based compensation - Options	-	200,957	-	-	200,957
Foreign currency translation	-	-	-	(97,001)	(97,001)
Net loss	-	-	(1,738,500)	-	(1,738,500)
Balance, January 31, 2024	11,638,713	$12,845,719	$(16,965,055)	$(124,506)	$(4,243,842)

Balance, October 31, 2024	11,768,884	$13,561,064	$(25,782,663)	$45,048	$(12,176,551)
Share based compensation - RSUs	-	119,362	-	-	119,362
Share based compensation - Options	-	(33,702)	-	-	(33,702)
Stock options reclassified to liabilities on RTO	-	(330,090)	-	-	(330,090)
Conversion option derivative transferred to equity	-	266,000	-	-	266,000
Gain on modification of debt with related parties	-	582,167	-	-	582,167
Recapitalization on RTO	-	(23,548,887)	-	-	(23,548,887)
Shares for settlement of debt	3,413,000	10,841,008	-	-	10,841,008
Shares issued in connection with RTO	5,159,209	3,147,117	-	-	3,147,117
Shares issued for acquisition of associate	2,000,000	1,220,000	-	-	1,220,000
Shares issued for PIPE financing	1,694,808	2,250,000	-	-	2,250,000
Shares issued for carbon credit purchases	3,249,876	1,982,424	-	-	1,982,424
Shares issued for ELOC commitment	500,000	305,000	-	-	305,000
Shares issued for services	557,290	585,155	-	-	585,155
Foreign currency translation	-	-	-	313	313
Net loss	-	-	(4,557,626)	-	(4,557,626)
Balance, January 31, 2025	28,343,067	$10,946,618	$(30,340,289)	$45,361	$(19,348,310)

See accompanying notes to the condensed consolidated interim financial statements.

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in United States dollars)
For the six months ended January 31,	2025	2024
Operating activities
Net loss for the period	$(8,614,060)	$(5,110,574)
Items not affecting cash:
Depreciation	722	924
Share based compensation	292,896	786,317
Change in fair value of derivative liabilities	(719,000)	1,200
Change in fair value of mandatory convertible debentures	(70,500)	-
Change in fair value of warrant liabilities	(9,223)	-
Change in fair value of stock option liabilities	(177,459)	-
Gain on settlement of accounts payable	(899,015)	-
Loss on investment in associate	106,850	-
Impairment of carbon credits	1,207,800	-
Stop-loss provision loss	1,024,713	-
Non-cash general and administrative	-	50,000
Accrued interest	76,601	1,104
Accretion expense	168,945	2,544
Changes in non-cash working capital items:
GST receivable	(30,689)	(25,008)
Other receivables	(171,573)	-
Carbon credits	(100,000)	-
Prepaid expenses	(4,008)	263,569
Accounts payable and accrued liabilities	3,865,220	2,962,254
Net cash used in operating activities	(4,051,780)	(1,067,670)

Investing activity
Cash assumed on RTO	1,661,645	-
Net cash provided by investing activity	1,661,645	-

Financing activities
Proceeds from convertible debentures	67,650	430,734
Proceeds from warrant exercise	86,237	176,113
Proceeds from PIPE financing	2,230,000	-
Net cash provided by financing activities	2,383,887	606,847

Effect of exchange rate changes on cash	1,807	(18,201)

Net decrease in cash	(4,441)	(479,024)
Cash, Beginning	21,106	489,971
Cash, Ending	$16,665	$10,947

Supplemental information:
Taxes paid	$-	$-
Interest paid	$-	$-
Fair value of warrants exercised	$389,729	$-
Fair value of securities issued for the RTO (Note 4)	$3,147,118	$-
Fair value of securities issued for settlement of accounts payable	$10,888,912	$-
Fair value of securities issued for services	$585,155	$-
Fair value of securities issued for carbon credits	$1,982,424	$-
Fair value of securities issued for the acquisition of interest in associate	$1,220,000	$-
Fair value of securities issued for ELOC commitment	$305,000	$-

See accompanying notes to the condensed consolidated interim financial statements.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024

1.	Nature of operations

DevvStream Corp. (formerly Focus Impact Acquisition Corp.) (the “Company” or “Devv Corp”) is a company existing under the Business Corporations Act of Alberta, Canada. The head office is located at 2133 – 1177 West Hastings Street, Vancouver, BC V6E 2K3 and its records and registered office is located at #1700, 421 – 7th Avenue S.W., Calgary, Alberta, T2P 4K9.

The Company was a special purpose acquisition corporation incorporated in Delaware, the United States on February 23, 2021. On November 6, 2024, the Company completed a reverse takeover (“RTO”) with DevvStream Holdings Inc. (“Devv Holdings”) (Note 4) pursuant to a business combination agreement (“BCA”) entered into on September 12, 2023 (and as amended on May 1, 2024, August 10, 2024 and October 29, 2024). The transaction is also referred to as the “De-SPAC” transaction. The Company was redomiciled as an Alberta company as part of the De-SPAC transaction. Devv Holdings is an Environmental Social and Governance (“ESG”) principled, high-tech, impact investing company focused on high quality and high return carbon credit generating projects. Devv Holdings is deemed as the acquirer for accounting purposes, and therefore its assets, liabilities and operations are included in the condensed consolidated interim financial statements at their historical carrying values. The Company’s operations are considered to be a continuance of the business and operations of Devv Holdings, with the Company’s operations being included from November 6, 2024, the closing date of the De-SPAC transaction, onwards.

The Company is a public company which is listed on the Nasdaq Stock Exchange (“NASDAQ”) under the symbol “DEVS”.

2.	Basis of preparation

(a)	Statement of compliance

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions in Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”), effective for the six months ended January 31, 2025.

Certain information or footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated interim financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended July 31, 2024. The interim period results do not necessary indicate the results that may be expected for any other interim period or for the full fiscal year.

These unaudited condensed consolidated interim financial statements have been prepared on a historical cost basis. In addition, these condensed consolidated interim financial statements have been prepared using the accrual basis of accounting, except for the cash flow information.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
2.	Basis of preparation (continued)

(b)	Going concern

These unaudited condensed consolidated interim financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. As at January 31, 2025, the Company has a working capital deficit, incurred negative cash flows and losses since inception and has generated no revenue to date. The Company’s ability to continue its operations, realize its assets at their carrying values and discharge its liabilities is dependent upon its ability to raise adequate financing from external sources and generate profits and positive cash flows from operations.

The Company will require additional capital to fund its operations, to evaluate strategic opportunities, and for working capital purposes. However, there is no assurance that the Company will be able to secure such financing on favourable terms.  These matters raise substantial doubt regarding the Company’s ability to continue as a going concern.  These unaudited condensed consolidated interim financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern. Such adjustments could be material.

(c)	Basis of consolidation

These unaudited condensed consolidated interim financial statements include the accounts of the Company and entities controlled by the Company.  Control exists when the Company has the power, directly or indirectly, to govern the financial and operating policies of an entity so as to obtain benefits from its activities. All intercompany balances and transactions, income and expenses have been eliminated upon consolidation.

As of January 31, 2025, the Company’s subsidiaries were:

Name of subsidiary	Place of incorporation	Ownership
Devv Holdings	Vancouver, British Columbia	100%
Devvstream, Inc. (“DESG”)	Delaware, USA	100%
DevvESG Streaming Finco Ltd (“Finco”)	British Columbia, Canada	100%

On November 10, 2022, the Company made an investment into Marmota Solutions Incorporated (“Marmota”). On the date of the initial investment, the Company owned 50% of Marmota and accounted for the investment as an equity investment.  On October 16, 2023, the Company reduced its interest in Marmota to 10% by returning common shares to Marmota for cancellation in consideration of $19.

On November 6, 2024, the Company made an investment into Monroe Sequestration Partners, LLC (“MSP”). The Company owns 50% of MSP and accounted for the investment as an equity investment.

(d)	Variable interest entities (“VIE”)

A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to control the entity’s activities or do not substantially participate in the gains and losses of the entity. Upon inception of a contractual agreement, and thereafter, if a reconsideration event occurs, the Company performs an assessment to determine whether the arrangement contains a variable interest in an entity and whether that entity is a VIE. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Where the Company concludes that it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
2.	Basis of preparation (continued)

(e)	Functional and presentation currencies

Effective August 1, 2024, the Company reassessed its functional currency and the functional currency of its subsidiaries due to changes in underlying transactions, events, and conditions. As a result of this reassessment, the Company determined that its functional currency changed from the Canadian dollar (“CAD$”) to the United States dollar (“US$”) for Devv Holdings and DESG. Finco’s functional currency remained CAD$. This change aligns with the business’s future focus and the effective date of the Devv Corp.’s Form S-4 Registration Statement with the SEC, a crucial part of the De-SPAC transaction closing.  The change in functional currency was accounted for prospectively from August 1, 2024, with no impact on prior year comparative information. Upon the change in functional currency on August 1, 2024, 1,220,668 of the Company’s warrants which had strike prices denominated in CAD$ were reclassified as warrant liabilities (Note 11). Determining the functional currency involved significant judgments to assess the primary economic environment in which the Company operates, including factors such as the currency of underlying transactions, the location of key operations, and the currency of expected cash flows.

The Company’s presentation currency is and continues to be the United States dollar.

(f)	Use of estimates and judgments

In preparing these condensed consolidated interim financial statements, management has made judgements, estimates and assumptions that affect the applicability of the Company’s accounting policies.  In preparing these condensed consolidated interim financial statements, the significant estimates and critical judgments were the same as those applied to the audited consolidated financial statements as at and for the year ended July 31, 2024, other than the below.

Critical Judgements

Investment in Associate

In October 2024, the Company acquired a 50% voting interest in MSP. Even though the Company holds 50% of the voting interest, it does not consider that it controls MSP. This is because the remaining 50% is held by one party and its affiliates and the operating agreement of MSP dictates that the other majority shareholder shall manage the affairs of MSP. The Company considers that it has significant influence over MSP based on its share of ownership, and accounts for the investment for using the equity method of accounting.

Significant Estimates

Warrant Liabilities

Warrant liabilities are measured at fair value. Warrants are measured using the Black-Scholes option pricing model. The Black-Scholes option pricing model utilizes subjective assumptions such as fair value of the underlying share, expected price volatility, and expected life.  Changes in these input assumptions can significantly affect the fair value estimate.

Stock Option Liabilities

Stock option liabilities are measured at fair value. Stock options are measured using the Black-Scholes option pricing model.  The Black-Scholes option pricing model utilizes subjective assumptions such as fair value of the underlying share, expected price volatility, and expected life.  Changes in these input assumptions can significantly affect the fair value estimate.

Fair value of consideration in De-SPAC transaction

The fair value of consideration to acquire the Company in the De-SPAC transaction comprised of common shares and replacement warrants.  The share price of Devv Holdings as at the date of issuance is a significant estimate. In determining the estimate, management considered recent financings and the trading prices of the entities. The replacement warrants were valued using the Black-Scholes option pricing model which utilizes subjective assumptions such as fair value of the underlying share, expected price volatility, expected life and estimated forfeitures.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
2.	Basis of preparation (continued)

(g)	Emerging growth company

The Company will be an “Emerging Growth Company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it has taken advantage of certain exemptions that are not applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial reporting standards.  The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

3.	Significant accounting policies

The significant accounting policies applied in the preparation of these condensed consolidated interim financial statements are consistent with the accounting policies disclosed in the Company’s audited consolidated financial statements for the year ended July 31, 2024 except for the addition below:

Warrant liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance ASC Topic 480, Distinguishing Liabilities from Equity (“Topic 480”) and ASC Topic 815, Derivatives and Hedging (“Topic 815”).  This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. This liability is subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in the Company’s consolidated statement of operations.

The Company has concluded that certain warrants no longer meet the criteria for equity classification and must be recorded as a liability, upon the change in the Company’s functional currency. Accordingly, the Company re-classified warrants denominated in functional currencies other than the Company’s functional currency as a liability at fair value and will adjust the liability to fair value at each reporting period.

Stock option liabilities

The Company accounts for stock options as either equity-classified or liability-classified instruments based on an assessment of the stock options’s specific terms and applicable authoritative guidance ASC Topic 480, Distinguishing Liabilities from Equity (“Topic 480”) and ASC Topic 815, Derivatives and Hedging (“Topic 815”).  This assessment, which requires the use of professional judgment, is conducted at the time of stock option issuance and as of each subsequent quarterly period end date while the stock options are outstanding.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
3.	Significant accounting policies (continued)

For issued or modified stock option that meet all of the criteria for equity classification, the stock options are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified stock options that do not meet all the criteria for equity classification, the stock options are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. This liability is subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in the Company’s consolidated statement of operations.

The Company has concluded that certain stock options no longer meet the criteria for equity classification and must be recorded as a liability, upon the completion of the De-SPAC transaction and commencement of trading on the NASDAQ. Accordingly, the Company re-classified stock options denominated in functional currencies other than the Company’s functional currency as a liability at fair value and will adjust the liability to fair value at each reporting period.

Carbon credits

The Company acquires carbon credits for the purposes of resale, and as such accounts for the credits as inventories of the Company under ASC 330. Accordingly, the carbon credits are stated at the lower of cost and net realizable value.

Stop-loss provision liabilities

Certain contracts entered into for the purchases of carbon credits which were settled in shares include stop-loss provisions that requires the Company to issue additional shares of the Company to the sellers, representing the shortfall between the agreed upon value of the purchased credits and the market value of shares of the Company received by the sellers at the time of such stop-loss provisions being triggered. Such contractual obligations to reimburse sellers would take effect in various timeframes, up to 18 months from the date of purchase.

The Company accounts for stop-loss provision liabilities in accordance with ASC Topic 450, Contingencies (“Topic 450”) and Distinguishing Liabilities from Equity (“Topic 480”).

A loss contingency is accrued if it is both probable and reasonably estimable. Topic 450 defines “probable” as “the future event or events are likely to occur”, and the amount to be accrued shall be a better estimate than any other estimate within the range, or the minimum amount in the range if no amount within the range is a better estimate than any other amount.

An instrument falls within the scope of Topic 480 and is accounted for as a liability if the instrument is to be settled with a variable number of shares the monetary value of which is based solely or predominantly on a fixed monetary amount known at inception.

The Company assessed that such obligations are probable and estimable, insofar as the Company has received the carbon credits underlying the transaction, and accordingly, the Company accrued for  liabilities on the stop-loss provisions based on the price of the Company’s common stock trading on the NASDAQ, and will adjust the liability at each reporting period.

4.	Reverse takeover

On September 12, 2023 (and as amended on May 1, 2024, August 10, 2024 and October 29, 2024), the Company entered into a BCA with Devv Holdings. The transaction was structured as an amalgamation of Devv Holdings into a wholly owned subsidiary of the Company, following the Company’s redomiciling as an Alberta company, in order to effect the De-SPAC transaction.

Under the BCA, the Company consolidated all of its issued and outstanding common stock on a 1:0.9692 basis. All the outstanding Devv Holdings subordinate voting shares (“SVS”) are exchanged for common stock of the Company on a common conversion ratio of 0.152934 (the “Common Conversion Ratio”). All the outstanding Devv Holdings multiple voting shares (“MVS”), being the equivalent of 10 SVS, are exchanged for common stock of the Company on the basis of the Common Conversion Ratio. In addition, all of the outstanding convertible securities of Devv Holdings were exchanged for securities of the Company on the basis of the Common Conversion Ratio, with corresponding adjustments to exercise prices, and otherwise on substantially the same economic terms and conditions. The De-SPAC transaction was completed on November 6, 2024.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
4.	Reverse takeover (continued)

In consideration for the De-SPAC transaction, the Company issued 4,657,479 common stock to the former holders of SVS of Devv Holdings and 7,111,405 common stock to the former holders of MVS of Devv Holdings. The former shareholders of the Company retained 5,159,209 shares. The fair value per share was estimated to be $0.61 (CAD$0.85) based on the last trading price of Devv Holdings on the Cboe Exchange.

As at November 6, 2024, the Company had 22,699,987 warrants outstanding, each exercisable at $1.52 for 0.9692 common stock, expiring on November 6, 2029. The fair value of the warrants was estimated to be $7,196,286 based on the Black-Scholes Option Pricing Model using the following assumptions: share price – $0.61, expected dividend yield – 0%, expected volatility – 87%, risk-free interest rate – 3.12% and an expected remaining life – 5 years. Expected volatility was estimated by using the average of historical volatility of Devv Holdings and of public traded companies that the Company considers to be comparable. The expected warrant life represents the period of time that warrants granted are expected to be outstanding. The risk-free interest rate is based on Canadian government bonds with a remaining term equal to the expected life of the warrants.

Immediately after the completion of the De-SPAC transaction, the former holders of Devv Holdings’ shares owned 70% of the shares of the combined entity. As a result of the De-SPAC transaction, the former shareholders of Devv Holdings acquired control of the Company, thereby constituting an RTO of the Company. The RTO was determined to be a purchase of the Company’s net assets by the shareholders of Devv Holdings.

The De-SPAC transaction was accounted for as a capital transaction of Devv Holdings and equivalent to the issuance of shares by Devv Holdings for the net assets of the Company accompanied by a recapitalization as the Company did not qualify as a business according to the definition of ASC Topic 805, Business Combinations, and met the definition of a non-operating public shell. As a result, the transaction has been accounted for as an asset acquisition with Devv Holdings being identified as the acquirer and the Company being treated as the accounting acquiree with the transaction being measured at the fair value of the equity consideration issued to the Company’s shareholders. Devv Holdings is the continuing entity.

The excess of the fair value of the shares issued over the value of the net monetary assets acquired has been recognized as a reduction in equity.

The purchase price is allocated as follows:

Fair value of shares retained by former shareholders of the Company (5,159,209 post 1:0.9692 consolidation shares at $0.61 (CAD$0.85))	$3,147,178
Fair value of replacement warrants of the Company	7,196,286
Total consideration	$10,343,403

Net assets (liabilities) acquired of the Company:
Cash and cash equivalents	$1,661,645
Accounts payable and accrued liabilities	(11,867,129)
Promissory note payable (Note 9)	(3,000,000)
Total net assets (liabilities)	$(13,205,484)

Reduction to additional paid in capital as a result of the recapitalization	$23,548,887

5.	Carbon credits

Between October 17, 2024 and October 28, 2024, Devv Holdings entered into multiple agreements to acquire carbon credits in return for shares of the Company once the De-SPAC Transaction was completed. On November 6, 2024, concurrent with the completion of the business combination, the Company issued 3,249,876 common shares in consideration for these agreements. The fair value of the shares issued was $1,982,424.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
5. Carbon credits (continued)
Stop-loss provision

All of the agreements contain adjustment clauses whereby if the Company’s share price falls below the respective purchase prices outlined in the agreements, in the next 12 to 18 months, the Company is obligated to issue additional shares to cover the shortfall. The Company has assessed that the potential liability associated with the stop-loss provision for carbon credits received as of January 31, 2025 is $1,024,713.

Deposit on carbon credits

Consideration paid of $667,903 related to the future delivery of carbon credits is recorded as a deposit on carbon credits. The stop-loss provision related to these contracts has not been recognized. As there is not yet certainty to the delivery of the credits, the obligation to issue additional shares is not probable as at January 31, 2025.

Impairment of carbon credits

The Company is currently in dispute with one of the vendors for which 1,200,000 shares with a fair value of $658,800 was issued. At the date of these financial statements, the vendor has not delivered the carbon credits which are due under the contract and the Company has issued a demand letter to the vendor. Management has assessed that it is improbable that these carbon credits will be received and has recorded an impairment charge of $658,800 during the six months ended January 31, 2025. The stop-loss provision related to this contract has not been recognized. As the vendor is in breach of the contract, the obligation to issue additional shares is not probable as at January 31, 2025.

One of the agreements provides for the vendor to return the consideration shares received for cancellation in return for the carbon credits if a registration statement does not become effective within 45 days of the closing of the purchase agreement. As this deadline was not met, the vendor has triggered this clause under the agreement and is currently in negotiations with the Company to return 1,500,000 shares with a fair value of $549,000 issued under the contract in exchange for the carbon credits that were transferred to the Company.  Management has assessed that it is probable that the carbon credits will be returned to the vendor and has recorded an impairment charge of $549,900 during the six months ended January 31, 2025. The stop-loss provision related to this contract has not been recognized. As the Company will likely be cancelling the shares issued under the contract, the obligation to issue additional shares is not probable as at January 31, 2025.

6.	Investment in associate

On November 6, 2024, the Company received 2,000,000 shares in MSP, in connection with an agreement to acquire a stake in MSP in exchange for 2,000,000 shares of the Company that was entered into on October 28, 2024. At the time of acquisition, the 2,000,000 shares of MSP received by the Company represented 50% of shares outstanding, and the initial balance of investment was determined to be $1,220,000 being the fair value of the shares issued by the Company in consideration for the exchange. As at January 31, 2025, the Company’s share of ownership remained at 50%. Management assessed that the Company has significant influence over MSP based on its share of ownership, and that the investment should be accounted for using the equity method of accounting.

Summarized financial information of MSP and a reconciliation of the carrying amount of the investment set forth in the condensed consolidated interim balance sheets are set out below:

Summarized balance sheet

January 31, 2025
ASSETS
Cash	$20,931
Due from related parties	81,340
Prepaid expenses	40,000
Start-up costs, net	104,000
Total assets	$246,271

LIABILITIES
Accrued liabilities	$10,000
Convertible notes	825,050
Total liabilities	$835,050

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
6.	Investment in associate (continued)

Summarized statement of loss

November 6, 2024 to January 31, 2025
Operating expenses
Consulting expenses	$140,000
General and administrative expenses	5,391
Legal and professional fees	54,770
Amortization	1,763
Total operating expenses	(201,924)

Interest expenses	(11,775)
Net loss	$213,699

A continuity of the Company’s investment in associate is as follows:

Balance as at July 31, 2024	$-
Investment by the Company	1,220,000
Company’s share of loss	(106,850)
Balance as at January 31, 2025	$1,113,150

7.	Equity Line of Credit (“ELOC”)

On October 29, 2024, the Company entered into the ELOC Agreement with Helena Global Investment Opportunities I Ltd (“Helena I”). Under the ELOC Agreement, the Company will have the right to issue and to sell to Helena I from time to time, up to $40,000,000 of the Company’s common shares following the closing of the De-SPAC Transaction and the effectiveness of the registration statement registering the Company’s common shares being sold under the ELOC Agreement (the “Helena I Registration Statement”). As a commitment fee in connection with the execution of the ELOC Agreement, 500,000 shares of the Company was issued upon closing of the De-SPAC transaction (Note 13). Following the closing of the De-SPAC Transaction and the Helena I Registration Statement becoming effective, the Company will also issue to Helena I common shares equal to $125,000 divided by the greater of (i) the lowest one-day VWAP during the five trading days immediately preceding the effectiveness date of such Registration Statement and (ii) $0.75.

As at January 31, 2025, the Helena I Registration Statement was not yet effective and no amounts have been drawn against the ELOC.

8.	Accounts payable and accrued liabilities

	January 31, 2025	July 31, 2024
Accounts payable	$1,181,554	$5,503,968
Accrued liabilities	5,394,189	492,925
Excise taxes payable	2,410,973	-
Income taxes payable	99,256	101,009
	$9,085,972	$6,097,902

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
9.	Convertible debentures

Devvio Tranche (Related Party Convertible Debt)

On January 12, 2024, the Company closed a unsecured convertible notes offering in the principal amount of $100,000 with Devvio that will bear interest at a rate of 5.3% per annum, is payable at maturity, subject to acceleration if the Company completes the De-SPAC transaction and the debentures are not converted. The maturity was November 6, 2024. The Company has the right to prepay the whole or any portion of the principal amount, and together with any accrued interest, at any time prior to the maturity date without notice or a penalty payment. Devvio is a related party to the Company through its ownership of the Company’s shares, and one of Devvio’s officers, directors and principal owners was a director of the Company during the year ended July 31, 2024 and the six months ended January 31, 2025.

In the event the Company completes a De-SPAC transaction, the principal amount and accrued interest are convertible into SVS of the Company at the option of the lender, as follows:

•
At a conversion price equal to the greater of (a) $7.65 multiplied by the common conversion ratio as set forth in the BCA (the “Common Conversion Ratio”), and (b) CAD$1.03. The shares are thereafter exchanged for common shares of the Combined Company at the Common Conversion Ratio.

•
If the Company completes the De-SPAC transaction, and the convertible notes are not converted into shares, the maturity date will accelerate and the principal plus interest will become repayable within 10 days after the closing of the De-SPAC transaction.

In the event the Company does not complete a De-SPAC transaction at the later of October 8, 2024 (270 days from the issuance date of the notes) and the termination of the business combination agreement for the De-SPAC transaction, the principal and accrued interest are convertible into units consisting of one SVS and half of a share purchase warrant, at the option of the lender, as follows:

•	At a conversion price equal to the greater of (a) the 30-day volume weighted average trading price (“VWAP”) of the shares on Cboe Canada stock exchange and (b) CAD$1.03.
•
Each warrant will carry the right to purchase a share with an exercise price equal to the greater of (a) a 20% premium on the 30-day VWAP and (b) the floor price of CAD$1.03. The warrants will expire 2 years after the conversion date.

The conversion price is subject to certain anti-dilution provisions.

At issuance, the Devvio Tranche convertible debentures were determined to be a financial instrument comprising a host debt component and a conversion feature which is an embedded derivative that required bifurcation.  On initial recognition, the embedded derivative was valued first, and the residual value was assigned to the host financial debt component. The fair value of the derivative liability at issuance was estimated to be $45,000 using the Monte Carlo model.

The prepayment option and the accelerated repayment condition were not separately accounted for as they were determined to be clearly and closely related to the host contract.

On November 6, 2024, the Company completed the De-SPAC transaction (Note 4), and accordingly, the conversion terms of the principal amount and accrued interest crystalized such that they are convertible, at the option of the lender, at a conversion price of $1.17 (being $7.65 multiplied by the Common Conversion Ratio). If the convertible notes are not converted into shares, the principal plus interest will become repayable within 10 days after the closing of the De-SPAC transaction.

Upon the crystallization of the conversion price, the conversion option met the definition of equity under Topic 815 and bifurcation is no longer required.  The fair value of the conversion option was remeasured on November 6, 2024 to be $176,000 and was transferred into equity The fair value was estimated using the Black-Scholes Option Pricing mode using the following assumptions: expected dividend yield - 0%, expected volatility - 275%, risk-free interest rate – 3.10% and an expected remaining life – 0.6 years.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
9.	Convertible debentures (continued)

On November 12, 2024, the maturity of the Devvio Tranche was extended to May 30, 2025. As there was no change to the cash flows as a result of this change, the 10% test was not met and therefore, there was no extinguishment of the debt as a result of this change.

Focus Impact Partners Convertible Debt (Related Party Convertible Debt)

In the prior year, the Company closed an unsecured convertible notes offering with Focus Impact Partners, LLC (“Focus Impact Partners”). Subsequent to the closing of the De-SPAC transaction, Focus Impact Partners became a related party of the Company as one of the directors of the Company is an officer of Focus Impact Partners. The convertible notes were initially closed on January 12, 2024 and additional advances were added under the same offering.  The total initial principal amounts of $550,000 under the original Focus Impact Partners Convertible Debt were received in  five installments: $150,000 on November 6, 2023, $150,000 on January 9, 2024, $100,000 on March 28, 2024, $100,000 on April 19, 2024, and $50,000 on June 13, 2024. The debentures will bear interest at a rate of 5.3% per annum, payable at maturity, subject to acceleration if the Company completes the De-SPAC transaction (Note 4) and the debentures are not converted. The maturity date for all advances was November 6, 2024. The Company has the right to prepay the whole or any portion of the principal amount, together with any accrued interest, at any time prior to the maturity date without notice or a penalty payment.

In the event the Company completes a De-SPAC transaction, the principal amount and accrued interest are convertible into SVS of the Company at the option of the lender, as follows:

•
At a conversion price equal to the greater of (a) a 25% discount to the 20-day VWAP of the shares on the Cboe Exchange multiplied by the Common Conversion Ratio, and (b) $2.00 (the De-SPAC Floor Price”).

•	The shares are thereafter exchanged for common shares of Focus Impact at the Common Conversion Ratio.
•
If the Company completes the De-SPAC transaction, and the convertible notes are not converted into shares, the maturity date will accelerate and the principal plus interest will become repayable within 10 days after the closing of the De-SPAC transaction.

In the event the Company does not complete a De-SPAC transaction at the later of October 8, 2024 (270 days from the issuance date of the notes), or the termination of the BCA with Focus Impact, the principal and accrued interest are convertible into units consisting of one SVS and half of a share purchase warrant, at the option of the lender, as follows:

•
At a conversion price equal to the greater of (a) a 25% discount to the 20-day VWAP of the shares on the Cboe Exchange calculated on the conversion date and b) the floor price defined as the current market price on the date of announcement of the offering which was CAD $0.475.

•
Each warrant will carry the right to purchase a share with an exercise price equal to the greater of (a) a 20% premium on the 20-day VWAP and (b) the floor price defined as the current market price on the date of announcement of the offering which was CAD $0.475.

•	The warrants will expire 2 years after the conversion date.

The conversion price is subject to certain anti-dilution provisions.

On June 28, 2024, the Company and Focus Impact Partners agreed to amend the Focus Impact Partners Convertible Debt (“the June 2024 Amendment”) such that the De-SPAC Floor Price would be amended from $2.00 to CA$0.475.

On June 28, 2024, the Company received additional proceeds of $20,000 under the June 2024 Amendment.

On August 19, 2024, October 18, 2024, October 28, 2024 and November 1, 2024, the Company received additional proceeds of $41,500, $6,500, $7,650 and $12,000 under the June 2024 Amendment.

The Focus Impact Partners Convertible Debt were determined to be a financial instrument comprising a host debt component and a conversion feature which is an embedded derivative that required bifurcation. On initial recognition, the embedded derivative was valued first, and the residual value was assigned to the host financial debt component. The total fair value of the derivative liabilities at the various issuance dates for the proceeds received during the year ended July 31, 2024 was estimated to be $25,800 as valued using the Monte Carlo model. The total fair value of the derivative liabilities at the various issuance dates for the proceeds received during the six months ended January 31, 2025 was estimated to be $65,750 as valued using the Monte Carlo model.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
9.	Convertible debentures (continued)

The June 2024 Amendment had no impact on the classification of the convertible debenture and therefore, the conversion feature was considered a derivative before and after the modification.  As there was no change to the host instrument cash flows as a result of this change, the 10% test was not met and therefore, there was no extinguishment of the host debt as a result of this change.

As the conversion option was bifurcated before and after the modification, the change in the fair value of the conversion feature was recognized as the loss on revaluation of the derivative liabilities through the consolidated statement of operations and comprehensive loss.

The prepayment option and the accelerated repayment condition were not separately accounted for as they were determined to be clearly and closely related to the host contract.

On November 13, 2024, the Company issued a new $637,150 convertible note bearing interest of 5.3% per annum, with a maturity date of November 13, 2026 (“New Focus Impact Partners Convertible Debt”), in exchange for the cancellation of the Focus Impact Partners Convertible Debt as described above (the “November 2024 Amendment”). The principal loan amount and any accrued interest under the New Focus Impact Partners Convertible Debt are convertible into common stock of the Company at the option of the holder at a 25% discount to the 20-day volume weighted average price of the Company’s shares, subject to a floor of $0.867 per share. The Company retains the right to prepay the whole or any portion of the principal amount, together with any accrued interest, at any time prior to the maturity date without notice or a penalty payment.

Accrued interest on the previously existing Focus Impact Partners Convertible Debt, amounting to $21,130, were not converted into the New Focus Impact Partners Convertible Debt, and were transferred to accrued liabilities of the Company.

As a result of the November 2024 amendment, the conversion option met the definition of equity under Topic 815 and bifurcation is no longer required. As the conversion option was bifurcated before the amendment but not bifurcated after the amendment, a change in the fair value of the conversion option of over 10% of the of the carrying amount of the original debt without the bifurcation at inception constitutes a substantial change. Immediately prior to the November 2024 Amendment, the value of the conversion feature associated with the Focus Impact Partners Grid Note was $2,250,000. The fair value of the conversion feature was $59,000 after the November 2024 Amendment as estimated using the Monte Carlo model. With the 10% test being met, extinguishment accounting was applied. The carrying value of the old debt of $637,650 was derecognized and the fair value of the new debt of $544,441 (based on a 14% market yield) was recognized. The fair value of the conversion feature of $59,000 was transferred to equity. As Focus Impact Partners is a related party, the gain on the extinguishment of $93,209 was recognized in equity as a capital transaction pursuant to ASC 470-50-40-2.

Envviron Tranche (Related Party Convertible Debt)

On April 23, 2024, the Company closed an unsecured convertible note offering in the principal amount of $250,000 with Envviron SAS (a company controlled by a former director of the Company) that will bear interest at a rate of 5.3% per annum, payable at maturity, subject to acceleration if the Company completes the De-SPAC transaction and the debentures are not converted (“Envviron Tranche”). The maturity date was February 15, 2025. The Company has the right to prepay the whole or any portion of the principal amount, and together with any accrued interest, at any time prior to the maturity date without notice or a penalty payment.  The terms of the Envviron Tranche are identical to the original Focus Impact Partners Convertible Debt.

In the event the Company completes a De-SPAC transaction, the principal amount and accrued interest are convertible into SVS of the Company at the option of the lender, as follows:

•
At a conversion price equal to the greater of (a) the price that is a 25% discount to the 20-day VWAP of the shares on Cboe Canada stock exchange, and (b) $2.00. The shares are thereafter exchanged for common shares of Focus Impact at the Common Conversion Ratio.

•
If the Company completes the De-SPAC transaction, and the convertible notes are not converted into shares, the maturity date will accelerate and the principal plus interest will become repayable within 10 days after the closing of the De-SPAC transaction.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
9.	Convertible debentures (continued)

In the event the Company does not complete a De-SPAC transaction at the later of January 18, 2025 (270 days from the issuance date of the notes) and the termination of the BCA for the De-SPAC transaction, the principal and accrued interest are convertible into units consisting of one SVS and half of a share purchase warrant, at the option of the lender, as follows:

•	At a conversion price equal to the greater of (a) the price that is a 25% discount to the 20-day VWAP of the shares on Cboe Canada stock exchange and (b) CAD$0.475.
•
Each warrant will carry the right to purchase a share with an exercise price equal to the greater of (a) a 20% premium on the 30-day VWAP and (b) the floor price of CAD$0.475. The warrants will expire 2 years after the conversion date.

The conversion price is subject to certain anti-dilution provisions.

The Environn Tranche convertible debentures were determined to be a financial instrument comprising a host debt component and a conversion feature which is an embedded derivative that required bifurcation. On initial recognition, the embedded derivative was valued first, and the residual value was assigned to the host financial debt component. The fair value of the derivative liability at issuance was estimated to be $2,750 using the Monte Carlo model.

The prepayment option and the accelerated repayment condition were not separately accounted for as they were determined to be clearly and closely related to the host contract.

On November 6, 2024, the Company completed the De-SPAC transaction (Note 4), and accordingly, the conversion terms of the principal amount and accrued interest crystalized such that they are convertible, at the option of the lender, at a conversion price equal to the greater of (a) the price that is a 25% discount to the 20-day VWAP of the shares on the NASDAQ, and (b) $2.00. If the convertible notes are not converted into shares, the principal plus interest will become repayable within 10 days after the closing of the De-SPAC transaction.

Upon the crystallization of the conversion price, the conversion option met the definition of equity under Topic 815 and bifurcation is no longer required.  The fair value of the conversion option was remeasured on November 6, 2024 to be $31,000 and was transferred into equity. The fair value was estimated using the Monte Carlo model.

On November 12, 2024, the maturity of the Envviron Tranche are extended to May 30, 2025. As there was no change to the cash flows as a result of this change, the 10% test was not met and therefore, there was no extinguishment of the debt as a result of this change.

Debt Assumed on RTO

Upon the completion of the De-SPAC transaction (Note 4), the Company assumed two unsecured promissory notes amounting to $3,000,000 issued to Focus Impact Sponsor, LLC (the “Focus Impact Sponsor”), a significant shareholder of the Company. The promissory notes were interest-free and had a maturity date on the completion of the De-SPAC transaction (Note 4). Upon the completion of the De-SPAC transaction, $1,500,000 of the promissory notes was convertible into warrants of the Company at a price of $1.00 per warrant. The Company also assumed $345,000 of accrued administrative fees owing to Focus Impact Partners.

On November 13, 2024, the Company issued new convertible notes totaling $3,345,000, bearing interest of 5.3% per annum, with a maturity date of November 13, 2026 (“New Convertible Debt”), in exchange for the cancellation of the assumed debt described above.

The principal loan amount and any accrued interest under the New Convertible Debt are convertible into common stock of the Company at the option of the holder at a 25% discount to the 20-day volume weighted average price of the Company’s shares, subject to a floor of $0.867 per share. The Company has the right to prepay the whole or any portion of the principal amount, together with any accrued interest, at any time prior to the maturity date without notice or a penalty payment.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
9.	Convertible debentures (continued)

As the conversion feature was not bifurcated before and after the amendment, a difference in the present value of cash flows under the terms of the new debt instrument of at least 10% from the present value of the remaining cash flows under the terms of the original debt instrument constitutes a substantial change. The change was assessed to be in excess of 10%. With the 10% test being met, extinguishment accounting was applied. The carrying value of the old debt of $3,345,000 was derecognized and the fair value of the new debt of $2,856,042 (based on a 14% market yield) was recognized. As Focus Impact Partners and the Focus Impact Sponsor are related parties, the gain on the extinguishment of $488,957 was recognized in equity as a capital transaction pursuant to ASC 470-50-40-2.

In connection with the New Focus Impact Partners Convertible Debt and the New Convertible Debt, the Company agreed (i) to grant the Secured Parties a first ranking security interest in all of the carbon credits and similar environmental assets held by the Company, presently existing or hereafter created or acquired, and (ii) to execute and deliver to the Secured Parties a security agreement evidencing the Secured Parties’ security interest (the “Security Agreement”). On December 18, 2024, the Company executed and delivered to the Secured Parties the Security Agreement.

A continuity of the Company’s convertible debentures is as follows:

Balance as at August 1, 2023	$-
Issued	920,000
Fair value of embedded derivative	(73,550)
Transaction costs	(36,484)
Accretion	52,552
Interest	19,026
Balance as at July 31, 2024	$881,544
Issued	3,468,133
Fair value of embedded derivative	(65,750)
Accretion	168,945
Interest	76,601
Accrued interest transferred to accrued liabilities	(21,130)
Extinguishment	(3,982,650)
Assumed on RTO	3,345,000
Balance as at January 31, 2025	$3,870,693

The face value of the convertible debentures as of January 31, 2025 was $4,332,650.

Below is a continuity of the embedded derivative liabilities:

Balance as at August 1, 2023	$-
Derivative liability component	73,550
Change in fair value of derivative liabilities	845,700
Balance as at July 31, 2024	$919,250
Derivative liability component	65,750
Change in fair value of derivative liabilities	(719,000)
Transferred to equity	(266,000)
Balance as at January 31, 2025	$-

In connection with the issuance of the convertible debentures during the year ended July 31, 2024, the Company incurred $40,227 in directly attributable transaction costs. $36,484 was allocated to the host financial liability, $3,743 was allocated to the embedded derivative and recorded immediately in the consolidated statement of operations as general and administrative expenses.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
9.	Convertible debentures (continued)

The key inputs used in the Monte Carlo model for the derivative liabilities were as follows:

	At initial measurement (for the year ended July 31, 2024)	As at July 31, 2024	At initial measurement (for the period ended January 31, 2025)	As at January 31, 2025
Probability of De-SPAC Transaction closing	90%	90%	90%- 99%	N/A
Risk-free interest rate	4.60% - 4.87%	4.27% - 4.38%	0.61% - 4.25%	N/A
Expected term (years)	0.35 – 0.82	0.26 - 0.54	0.01 – 0.21	N/A
Expected annual volatility for the Company	90% - 145%	85% - 112%	92.5% - 100%	N/A
Expected annual volatility for Focus Impact	2.5% - 5%	2.5%	2.5% - 100%	N/A
Common conversion ratio	0.083 - 0.155	0.083	0.063 – 0.1462	N/A
Foreign exchange rate	0.727 - 0.747	0.7242	0.718 – 0.734	N/A

As at January 31, 2025, the conversion option attached to all of the convertible debt meet the definition of equity under Topic 815, and are accordingly no longer presented as derivative liabilities.

10.	Mandatory convertible debentures

On January 12, 2024, the Company closed a tranche of unsecured convertible notes in the principal amount of $100,000 that bear interest at the rate of 15% per annum, payable only in Company securities on the Conversion Date, or payable in cash in connection with a Liquidating Event or Event of Default.

In the event the Company completes a De-SPAC transaction, the principal amount and accrued interest automatically convert into SVS of the Company as follows:

•	At a conversion price equal to the greater of (a) $7.65 multiplied by the Common Conversion Ratio, and (b) CAD$1.03.
•	The shares are thereafter exchanged for common shares of Focus Impact at the Common Conversion Ratio.

In the event the Company does not complete a De-SPAC transaction by October 8, 2024 (270 days from the issuance date of the notes), the principal and accrued interest are automatically convertible into units consisting of one SVS and half of a share purchase warrant, as follows:

•	At a conversion price equal to the greater of (a) the 30-day VWAP of the shares on Cboe Canada stock exchange and (b) CAD$1.03.
•
Each warrant will carry the right to purchase a share with an exercise price equal to the greater of (a) a 20% premium on the 30-day VWAP and (b) the floor price of CAD$1.03. The warrants will expire 2 years after the conversion date.

The conversion price is subject to certain anti-dilution provisions.

The mandatory convertible debentures were liabilities classified and initially recorded at fair value with subsequent changes in fair value being recorded in profit and loss (“FVTPL”). The initial fair value was estimated to be $100,000. During the year ended July 31, 2024, the Company recognized a change in fair value of $27,500 using a Monte Carlo Simulation. In October 2024, the mandatory convertible debentures were revalued to $57,000 using a Monte Carlo Simulation and were converted to 22,448 shares of the Company. The debenture holders were also supposed to receive 11,224 warrants. As of the date of these financial statements, these warrants have not yet been issued. The Company recorded a gain on revaluation during the six months ended January 31, 2025 of $70,500.

In connection with the issuance of these mandatory convertible debentures, the Company incurred $7,545 in directly attributable transaction costs which were recorded immediately in the consolidated statement of profit and loss as general and administrative expenses.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
10.    Mandatory convertible debentures (continued)

Continuity of the Company’s mandatory convertible debentures is as follows:

Balance as at August 1, 2023	$-
Issued	100,000
Change in fair value of mandatory convertible debentures	27,500
Balance as at July 31, 2024	$127,500
Change in fair value of mandatory convertible debentures	(70,500)
Conversion of debentures	(57,000)
Balance as at January 31, 2025	$-

The key inputs used in the Monte Carlo model for the revaluation of the mandatory convertible debentures as at July 31, 2024 are set out in the table below. In October 2024, the mandatory convertible debentures were automatically converted into shares and warrants to be issued. Immediately prior to conversion, the Company revalued the mandatory convertible debentures. The fair value of the shares were valued using a share price of $0.34 and the warrants using the Black-Scholes option pricing model (Note 13).

As at July 31, 2024
Probability of De-SPAC Transaction closing by maturity date	85%
Risk-free interest rate	4.42%
Expected term (years)	0.19
Expected annual volatility for the Company	92.5%
Expected annual volatility for Focus Impact	2.5%
Common conversion ratio	0.083
Foreign exchange rate	0.7242

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
11.          Warrant liabilities

Impact of Change in Functional Currency on August 1, 2024

As at July 31, 2024, the Company had 1,328,846 warrants outstanding. The exercise price of these warrants is denominated in CAD. Due to the change in functional currency of the Company, a total of 1,220,668 warrants which were issued in connection with the Company’s reverse merger on November 4, 2022 and for private placements with an initial carrying value of $1,836,666 were reassessed to be derivative liabilities. The fair value of the warrants upon the change in classification on August 1, 2024 of $454,571, was remeasured using the Black-Scholes option pricing model, with the following assumptions (weighted average): expected dividend yield - 0%, expected volatility - 105%, risk-free interest rate – 3.49% and an expected remaining life – 0.7 years.  The fair value of these warrants is classified as Level 2 in the fair value hierarchy.   The difference between the previous carrying value which was initially recorded as equity and the fair value of the warrant liabilities on August 1, 2024 was $1,382,096. Pursuant to ASC 815-40-35-9, the difference is recognized within equity.

108,178 of the warrants outstanding on August 1, 2024 were issued to brokers as compensation for finders fees (the “Broker Warrants”) and fall under the Scope of ASC 718, Stock-based Compensation. As the Company’s stock was primarily traded on the Cboe Exchange in Canadian dollars during the three months ended October 31, 2024, the exemption under ASC 718-10-25-14A is met and the Broker Warrants remain equity classified.

Changes to warrant liability during the six months ended January 31, 2025

On October 8, 2024, the Company’s mandatory convertible debentures were automatically converted to shares of the Company. The debt holders were supposed to receive 11,224 warrants exercisable at CAD$6.73 for two years. The warrants to be issued are recorded as warrant liabilities as the exercise price is denominated in CAD. The fair value of the warrants to be issued at conversion date was estimated to be $7,500 using the Black-Scholes option pricing model, with the following assumptions: expected dividend yield - 0%, expected volatility – 92.5%, risk-free interest rate – 4.53% and an expected remaining life – 2 years.

On October 29, 2024, 91,760 liability classified warrants were exercised at an exercise price of CAD$1.31 per share. The difference between the fair value of the warrants immediately preceding the exercise of $303,492 and the previously measured fair value of these warrants on August 1, 2024 of $141,096 was recognized as a change in fair value of the warrant liabilities of $162,396.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
11.          Warrant liabilities (continued)
On November 4, 2024, 929,838 liability classified warrants, and 108,178 equity classified warrants expired. The fair value of the liability classified warrants were remeasured to $Nil upon expiry, and the difference to the previously measured fair value of these warrants on August 1, 2024 of $25,067 was recognized as a change in fair value of the warrant liabilities of ($25,067). No recognition was required for the equity classified warrants as a result of their expiry.

On November 6, 2024, 22,699,987 warrants were issued by the Company in consideration for the De-SPAC transaction (Note 4). The warrants were assessed to be derivative liabilities of the Company due to certain settlement provisions of the warrants do not meet the criteria for equity classification under Topic 815. The warrants are each exercisable at $1.52 for 0.9692 common stock, expiring on November 6, 2029. The fair value of the warrants were $7,196,286 upon issuance.

As at January 31, 2025, the fair value of the liability classified warrants were remeasured at $7,345,642 using the Black-Scholes option pricing model, with the following assumptions (weighted average): expected dividend yield - 0%, expected volatility - 99%, risk-free interest rate – 2.74% and an expected remaining life of 4.74 years.   The Company recognized ($146,552) as a change in fair value for the period ended January 31, 2025.

The following is a continuity of the Company’s derivative warrant liabilities:

Balance as at July 31, 2024	$-
Warrants fair value upon change in functional currency (Note 2)	454,571
Warrants issued upon De-SPAC transaction (Note 4)	7,196,286
Warrants to be issued (mandatory convertible debentures)	7,500
Change in fair value of warrant liabilities (exercised warrants)	162,396
Change in fair value of warrant liabilities (expired warrants)	(25,067)
Fair value of warrants exercised	(303,492)
Change in fair value of warrant liabilities	(146,552)
Balance as at January 31, 2025	$7,345,642

12.	Stock option liabilities

Impact of listing on the NASDAQ on November 6, 2024

As at November 6, 2024, the Company had 627,786 stock options outstanding. The exercise price of these stock options is denominated in CAD. Due to the listing of the Company on the NASDAQ (Note 4) and commencement of trading of shares in the United States dollars, exemptions available under ASC 718-10-25-14 to classify stock options with strike prices in foreign currencies as equity were no longer met and all stock options outstanding were reassessed to be derivative liabilities. The fair value of the stock options upon the change in classification on November 6, 2024 of $330,090, was remeasured using the Black-Scholes option pricing model, with the following assumptions (weighted average): expected dividend yield - 0%, expected volatility - 97%, risk-free interest rate – 3.12% and an expected remaining life – 5.96 years.  The fair value of these options is classified as Level 2 in the fair value hierarchy.  The difference between the previous carrying value which was initially recorded as equity and the fair value of the option liabilities on August 1, 2024 was $1,381,715. Pursuant to ASC 815-40-35-9, the difference is recognized within equity.

Changes to stock option liability during the six months ended January 31, 2025

As at January 31, 2025, the fair value of the liability classified stock options were remeasured at $152,631 using Black-Scholes option pricing model, with the following assumptions (weighted average): expected dividend yield - 0%, expected volatility - 98%, risk-free interest rate – 2.86% and an expected remaining life of 5.59 years. The Company recognized ($177,459) as a change in fair value for the period ended January 31, 2025.

The following is a continuity of the Company’s derivative stock option liabilities:

Balance as at July 31, 2024	$—
Stock options fair value upon change De-SPAC transaction (Note 4)	330,090
Change in fair value of stock option liabilities	(177,459)
Balance as at January 31, 2025	$152,631

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
13.	Share capital

(a)	Authorized

The Company is authorized to issue an unlimited number of common stock without par value.

(b)	Shares issued

Shares issued during the six months ended January 31, 2025

On September 5, 2024, the Company issued 15,963 shares with a fair value of $47,904 in settlement of accounts payable in the amount of $39,527 and recognized a loss on the settlement of $8,377.

In October 28, 2024, the Company issued 22,448 shares with a fair value of $49,500 for the conversion of the mandatory convertible debentures (Note 10).

On October 29, 2024, the Company issued 91,760 shares for the exercise of 600,000 share purchase warrants, at an exercise price of CAD$1.31 per share for gross proceeds of $86,237. The fair value of the warrants was $303,492.

On November 6, 2024, the Company completed the De-SPAC transaction (Note 4), with each of former Devv Holdings shares converted to securities of the Company on a 1 to 0.152934 basis. All disclosures in these financial statements on number of shares have been accordingly converted on the same basis. 5,159,209 shares with a fair value of $3,147,118 were retained by former shareholders of the Company as consideration for the De-SPAC transaction.

On November 6, 2024, upon completion of the De-SPAC transaction (Note 4), the Company also issued:

•	2,000,000 shares with a fair value of $1,220,000 for the acquisition of 50% interest in an associate, MSP (Note 6).
•
3,000,522 shares with a fair value of $1,830,318 in settlement of accounts payable and accrued liabilities with various vendors of Devv Holdings and Devv Corp, in the amount of $10,523,400. On October 29, 2024, the Focus Impact Sponsor transferred their Focus Impact Class A shares (“Sponsor Shares”) to the various vendors in settlement of the debt. Upon the closing of the De-SPAC transaction, the Company issued 3,000,522 replacement shares to the Focus Impact Sponsor. As Focus Impact Sponsor transferred the Sponsor Shares on behalf of the Company, and assumed the risk of the De-SPAC transaction not occurring (wherein Devv Holdings and Devv Corp would not have been obliged to compensate Focus Impact Sponsor in that eventuality), the transaction is more akin to a capital transaction per ASC 470-50-40-2, to reflect the risk undertaken by Focus Impact Sponsor in its capacity as a significant shareholder of the Company. As such the gain on settlement of $8,693,082 was recognized in equity.

•	1,694,808 shares to various parties for gross proceeds of $2,250,000, of which $20,000 remain receivable as of January 31, 2025.
•
500,000 shares with a fair value of $305,000 as a commitment fee in connection the ELOC Agreement with Helena I (Notes 7 and 17). The fair value of the shares is recognized as deferred financing costs of the Company.

•	3,249,876 shares with a fair value of $1,982,424 for the acquisition of carbon credits, and for deposits on carbon credits purchases (Note 5).

On November 13, 2024, the Company issued 557,290 shares with a fair value of $585,155 in consideration to Focus Impact Partners, for entering into a strategic consulting agreement (Note 17).

On December 27, 2024, the Company issued 412,478 shares with a fair value of $317,608 in settlement of accounts payable and accrued liabilities with various vendors of the Company, in the amount of $1,225,000, and recognized a gain on settlement of $907,392.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
13.	Share capital (continued)

(b)	Shares issued (continued)

Shares issued during the six months ended January 31, 2024

On August 4, 2023 the Company issued 91,760 shares for the exercise of 91,760 share purchase warrants, at an exercise price of CAD$1.31 per share.

On August 22, 2023 the Company issued 63,722 shares for the exercise of 63,722 share purchase warrants, at an exercise price of CAD$1.31 per share.

On September 22, 2023 the Company issued 25,489 shares for the exercise of 25,489 share purchase warrants, at an exercise price of CAD$1.31 per share.

(c)	Share purchase warrants

The continuity of share purchase warrants is as follows:

	Number of warrants	Weighted Average Exercise price	Remaining life (Years)
Balance, July 31, 2023	1,509,817	$4.25	1.85
Exercised	(180,971)	$0.97	-
Balance, July 31, 2024	1,328,846	$4.72	0.67
Issued on RTO (Note 4)	22,699,987	$1.52	-
Exercised	(91,760)	$0.94	-
Expired	(1,038,016)	$5.64	-
Balance, January 31, 2025	22,899,057	$1.52	4.74

As at January 31, 2025, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiry date
12,999	CAD$13.08	June 30, 2025
186,071	CAD$1.31	September 29, 2026
22,699,987*	$1.52	November 6, 2029
22,899,057
*Each warrant exercisable for 0.9692 common stock.

All of the warrants outstanding are liability classified (Note 11).

The Company has 11,224 warrants with an exercise price of CAD$6.73 to be issued as of January 31, 2025.

(d)	Options

The continuity of the Company’s stock options is as follows:

	Number of options	Weighted average exercise price
Outstanding, October 31, 2024 and July 31, 2024	627,786	CAD$5.56
Forfeited	(13,991)	CAD$5.24
Cancelled	(27,301)	CAD$5.24
Outstanding, January 31, 2025	586,494	CAD$5.56
Exercisable, July 31, 2024	334,964	CAD$5.56
Exercisable, January 31, 2025	419,338	CAD$5.53

As at January 31, 2025, the weighted average remaining contractual life of outstanding options is 5.59 years (July 31, 2024 – 7.09 years).

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
13.	Share capital (continued)

(d)	Options (continued)

As at January 31, 2025, the following stock options were outstanding and exercisable:

Number of options outstanding	Exercise price	Expiry date	Number of options exercisable
26,763	CAD$5.24	January 17, 2028	26,763
91,760	CAD$5.24	February 6, 2028	68,820
84,113	CAD$7.26	May 15, 2028	53,909
7,646	CAD$7.72	June 26, 2028	5,734
229,398	CAD$5.24	January 17, 2032	160,578
45,880	CAD$5.24	March 1, 2032	32,116
9,176	CAD$5.24	March 14, 2032	6,424
76,466	CAD$5.24	October 12, 2032	53,526
15,292	CAD$5.24	February 6, 2033	11,468
586,494			419,338

No stock options were issued during the six months ended January 31, 2025 and 2024.

Share-based compensation – Options

Share-based payments relating to the vesting of options for the six months ended January 31, 2025 was $47,191 (2024 - $434,605) and is recorded as salaries and wages on the consolidated statement of operations.

As of November 6, 2024, upon the listing of the Company’s shares on the NASDAQ, all stock options outstanding are liability classified (Note 12).

(e)	Restricted stock units (“RSUs”)

The continuity of the Company’s RSU’s is as follows:

Number of RSU’s
Outstanding, July 31, 2023	1,036,892
Granted	177,949
Outstanding, July 31, 2024	1,214,841
Forfeited	(37,541)
Outstanding, January 31, 2025	1,177,300

No RSUs were granted during the six months ended January 31, 2025 and 2024.

As at January 31, 2025, the Company had 1,177,300 (July 31, 2024 – 1,214,841) restricted stock units (“RSUs”) outstanding, of which 571,361 (July 31, 2024 – 259,988) had vested. All vested RSU’s are to be settled by December 31st of the calendar year in which the RSUs vest.

As at January 31, 2025, the following RSUs were outstanding and vested:

Number of RSUs outstanding	Grant date	Number of RSUs Vested
9,176	November 30, 2021	6,117
382,335	December 24, 2021	210,284
10,094	March 1, 2022	10,094
627,029	March 14, 2022	344,866
148,666	July 30, 2024	-
1,177,300		571,361

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
13.	Share capital (continued)

(e)	Restricted stock units (“RSUs”) (continued)

Stock-based compensation – RSU’s

Share-based payments relating to the vesting of RSUs for the six months ended January 31, 2025 was $245,705 (2024 - $351,712) and is recorded as salaries and wages on the consolidated statement of operations.

14.	Related party transactions and balances

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Related parties may be individuals or corporate entities. A transaction is a related party transaction when there is a transfer of resources or obligations between related parties.

At January 31, 2025, the Company had amounts owing and accrued liabilities of $525,398 (July 31, 2024 - $478,072) payable to directors and officers of the Company for salaries, expense reimbursements and professional fees. These amounts are non-interest bearing and have no terms of repayment.

During the six months ended January 31, 2025, the Company accrued wages and management fees of $380,000 and $100,000 (2024 - $323,770 and $84,920), respectively, to officers of the Company.

During the six months ended January 31, 2025, the Company accrued interest of $76,601 (2024 - $1,104) on convertible debentures payable to related parties (Note 9).

During the six months ended January 31, 2025, the Company amended the terms of convertible debentures payable to Focus Impact Partners and Focus Impact Sponsor (Note 9).

During the six months ended January 31, 2025, the Company issued 557,290 common shares with a fair value of $585,155 to Focus Impact Partners in consideration for a strategic consulting agreement (Note 13).

During the year ended July 31, 2024, the Company issued convertible debentures to Devvio and Envviron (Note 9).  During the six months ended January 31, 2025, these loans were amended to extend their maturities.

During the year ended July 31, 2024, the Company signed an amended strategic partnership agreement with Devvio (Note 17).

15.	Financial instruments

As at January 31, 2025, the Company’s financial instruments consist of cash, GST receivable, corporate taxes receivable, subscription receivable, deposit on carbon credits purchase, accounts payable and accrued liabilities, convertible debentures, mandatory convertible debentures, warrant liabilities, stock option liabilities, stop loss provision liabilities and derivative liabilities. The Company classifies cash, GST receivable, corporate taxes receivable, subscription receivable and deposit on carbon credits purchase as financial assets held at amortized cost.  The Company classifies accounts payable and accrued liabilities as financial liabilities which are held at amortized cost. The Company’s mandatory convertible debentures, warrant liabilities, stock option liabilities, and stop loss provision liabilities are carried at FVTPL. The Company’s convertible debentures are hybrid instruments where the debt host component is held at amortized cost and the embedded derivative was measured at FVTPL, until upon their amendments (Note 9), or the completion of the De-SPAC transaction (Note 4) of the Company, when they met the criteria for equity classification and were transferred to equity.

The Company’s derivative liabilities and mandatory convertible debentures are level 3 financial instruments and its warrant liabilities and stock option liabilities are Level 2 instruments.  In determining fair value, the Company utilizes valuation techniques that maximize the use  of  observable  inputs  and minimize  the  use  of  unobservable  inputs  to  the  extent  possible.  Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available.  The unobservable inputs used for valuation of the mandatory convertible debentures and derivative liabilities included volatility and probability of De-SPAC transaction.  Any significant changes in unobservable inputs could result in significantly lower or higher fair value measurements.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
15.	Financial instruments (continued)

The risk exposure arising from these financial instruments is summarized as follows:

(a)	Credit risk

The Company’s financial assets are cash, GST receivable, corporate taxes receivable, subscription receivable, and deposit on carbon credits purchase. The Company’s maximum exposure to credit risk, as at period end, is the carrying value of its financial assets, being $992,488. The Company holds its cash with a major financial institution and with a publicly traded payment processing company therefore minimizing the Company’s credit risk.

(b)	Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company manages liquidity by maintaining adequate cash balances and by raising equity financings. The Company has no assurance that such financings will be available on favorable terms. In general, the Company attempts to avoid exposure to liquidity risk by obtaining corporate financing through the issuance of shares.

As at January 31, 2025, the Company had cash of $16,665 to settle the contractual obligation of current liabilities of $9,975,493 which fall due for payment within twelve months of the statement of financial position. All of the Company’s contractual obligations are current and due within one year.

(c)	Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or value of its holdings or financial instruments.  At January 31, 2025, the Company has minimal exposure to these risks.

16.	Segmented information

The Company operates in one reportable operating segment – the development and monetization of environmental assets.  The Company has not generated revenue to date and as such has no reportable segment revenues.  The Company’s assets are located in Canada.

17.	Commitments and contingencies

•
On September 12, 2023, the Company amended their existing strategic partnership agreement with Devvio, a related party. The Company has committed to making specific payments to Devvio. They will provide a minimum advance of $1,000,000 by August 1, 2024, followed by $1,270,000 by August 1, 2025 and August 1, 2026. Additionally, starting from 2027, if advance royalty payments fall below $1,000,000 in any year, Devvio has the right to terminate the Strategic Partnership Agreement.  On July 8, 2024, the parties further amended the agreement such that the minimum advances extended by one year and are now due as follows: $1,000,000 by August 1, 2025, followed by $1,270,000 by August 1, 2026 and August 1, 2027. Additionally starting in calendar year 2028, if advance royalty payments fall below $1,000,000 in any year, Devvio has the right to terminate the Strategic Partnership Agreement.

•
On February 16, 2024, the Company entered into a licensing agreement with Greenlines Technology Inc. for the use of certain technologies. The Company has agreed to pay $42,000 within 15 days of the closing of the BCA. Commencing January 1, 2025, the Company has agreed to pay an annual fee of $12,000 of the first day of each calendar year for the use of the technology.

•
On October 29, 2024, the Company entered into the ELOC Agreement with Helena I (Note 7). Following the closing of the De-SPAC Transaction and the Helena I Registration Statement becoming effective, the Company is to issue to Helena I common shares equal to $125,000 divided by the greater of (i) the lowest one-day VWAP during the five trading days immediately preceding the effectiveness date of such Registration Statement and (ii) $0.75.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the six months ended January 31, 2025 and 2024
17.	Commitments and contingencies (continued)

•
On November 13, 2024, the Company entered into a strategic consulting agreement with Focus Impact Partners, pursuant to which the Focus Impact Partners will provide the Company with certain consulting services (“Strategic Consulting Agreement”) in consideration of an annual consulting fee of $500,000, which will be payable in quarterly installments of $125,000 starting with an initial payment for the period beginning December 31, 2023. Fees due under the Strategic Consulting Agreement shall accrue and not be payable until (a) the Company has successfully raised $5,000,000 in outside debt and/or equity capital, cumulatively since the period beginning December 31, 2023 or (b) the Company has 2 or more consecutive quarters of positive cash flow from operations. DevvStream Corp. will pay the Focus Impact Partners additional consulting fees as to be mutually agreed consistent with market practice in connection with any acquisition, merger, consolidation, business combination, sale, divestiture, financing, refinancing, restructuring or other similar transaction. The Strategic Consulting Agreement has a term of three years unless terminated early with at least 120 days advance notice and will be automatically extended for successive one-year periods at the end of each year unless either party provide a written notice of its desire not to automatically extend at least 120 days prior to the end of each year during the term of the Strategic Consulting Agreement.

•
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At January 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

18.	Subsequent events

NASDAQ Listing

On February 12, 2025, DevvStream Corp. received a notice from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) that, because the closing bid price for the Company’s common stock had fallen below $1.00 per share for 30 consecutive trading days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) because the closing bid price of the Company’s common stock for the prior 30 consecutive business days was lower than the minimum bid price requirement of $1.00 per share. The Company has 180 calendar days, or by August 13, 2025, to regain compliance with the minimum bid price requirement but could be eligible for an additional 180-day compliance period.

Issuance of shares
On March 17, 2025, the Company issued 166,667 shares in accordance with the ELOC Agreement with Helena I (Note 7) in satisfaction of the $125,000 commitment (Note 17) upon the effectiveness of the Helena I Registration Statement.
In March 2025, the Company issued 1,606,000 shares in accordance with the ELOC Agreement with Helena I (Note 7) for gross proceeds of $481,530.
Related Party Convertible Debt
On March 19, 2025, the Company received an additional advance of $218,000 into the Focus Impact Partners Convertible Debt (Note 9).

Executive Officer Equity Awards

On March 26, 2025, the Board approved an award of 305,867 restricted stock units and 400,000 stock options to officers of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DEVVSTREAM

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with DevvStream’s unaudited condensed consolidated interim financial statements and related notes for the three and six months ended January 31, 2025 and 2024 (“interim financial statements”), which have been prepared in accordance with US GAAP and are included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those described in our other SEC filings, including those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in our Current Report on Form 8-K/A filed with the SEC on March 7, 2025. All figures are in US dollars unless otherwise noted. Unless the context otherwise requires, for the purposes of this section, “DevvStream,” “we,” “us,” “our,” or the “Company” refer to DevvStream Corp., a company existing under the Laws of the Province of Alberta, Canada, and its subsidiaries.

Company Overview

DevvStream is a technology-based sustainability company that advances the development and monetization of environmental assets, with an initial focus on carbon markets.  The Company’s mission is to create alignment between sustainability and profitability, helping organizations achieve their climate initiatives while directly improving their financial health.

With a diverse approach to the International Renewable Energy Certificate (“I-REC”) and carbon market, DevvStream operates across three strategic domains: (1) an offset portfolio consisting of I-REC’s, nature-based, tech-based, and carbon sequestration credits for immediate sale to corporations and governments seeking to offset their most difficult-to-reduce emissions; (2) project investment, acquisitions, and industry consolidation to extend the Company’s reach, allowing it to become a full end-to-end solutions provider; and (3) project development, where the Company serves as project manager for eligible activities such as EV charging in exchange for a percentage of generated credits.

Company Formation and Reverse Takeover Transaction

We are a company existing under the Business Corporations Act of Alberta, Canada. We were a special purpose acquisition corporation (“SPAC”) incorporated in Delaware, the United States on February 23, 2021.

On September 12, 2023 (and as amended May 1, 2024, August 10, 2024, and October 29, 2024, the “Business Combination Agreement”, or “BCA”), we entered into a Business Combination Agreement with DevvStream Holdings Inc. (the ‘‘Business Combination’’ or the ‘‘De-SPAC Transaction’’). The Business Combination was structured as an amalgamation of DevvStream Holdings Inc. (“Devv Holdings”) into a wholly owned subsidiary of the Company, following our redomiciling as an Alberta company. We were then renamed from Focus Impact Acquisition Corp. to DevvStream Corp. and continue the business of Devv Holdings following the amalgamation. It was a condition of the transaction that the securities of the Combined Company will be listed on NASDAQ.

On November 6, 2024, we completed the business combination with Devv Holdings, pursuant to the BCA. In connection with the completion of the business combination, we consolidated all of our issued and outstanding common stock on a 1:0.9692 basis. All the outstanding Devv Holdings subordinate voting shares (“SVS”) were exchanged for common stock of the Company on a common conversion ratio of 0.152934 (the “Common Conversion Ratio”). All the outstanding Devv Holdings multiple voting shares (“MVS”), being the equivalent of 10 SVS, were exchanged for common stock of the Company on the basis of the Common Conversion Ratio. In addition, all of the outstanding convertible securities of Devv Holdings were exchanged for securities of the Company on the basis of the Common Conversion Ratio, with corresponding adjustments to exercise prices, and otherwise on substantially the same economic terms and conditions. Our common shares commenced trading on the NASDAQ under the new ticker symbol “DEVS” on November 7, 2024.

Devv Holdings is deemed as the acquirer for accounting purposes, and therefore its assets, liabilities and operations are included in the consolidated financial statements at their historical carrying value. Our operations are considered to be a continuance of the business and operations of Devv Holdings. Our results of operations are those of Devv Holdings, with our operations being included from November 6, 2024, the closing date of the De-SPAC Transaction, onwards.

Recent Developments

Change in Functional Currency

Effective August 1, 2024, the Company reassessed its functional currency and the functional currency of its subsidiaries due to changes in underlying transactions, events, and conditions. As a result of this reassessment, the Company determined that its functional currency changed from the Canadian dollar (“CAD$”) to the United States dollar (“US$”) for DevvStream Holdings Inc. and its subsidiary, Devv Stream Inc. (“DESG”). The functional currency for DevvESG Streaming Finco Ltd. (“Finco”), another subsidiary of ours, remained CAD$. This change aligns with the business’s future focus and the effective date of the Focus Impact Acquisition Corp.’s Form S-4 Registration Statement with the SEC, a crucial part of the De-SPAC transaction closing.  The change in functional currency was accounted for prospectively from August 1, 2024, with no impact on prior year comparative information. Upon the change in functional currency on August 1, 2024, 1,220,668 of the Company’s warrants which had strike prices denominated in CAD$ were reclassified as warrant liabilities. Determining the functional currency involved significant judgments to assess the primary economic environment in which the Company operates, including factors such as the currency of underlying transactions, the location of key operations, and the currency of expected cash flows. Upon the completion of the De-SPAC Transaction on November 6, 2024, 627,786 of the Company’s stock options which had strike prices denominated in CAD$ were reclassified as stock option liabilities, as exemptions from classification from derivative liability classification under ASC 718-10-25-14 that were previously applicable upon change in functional currency no longer apply upon the commencement of trading of the Company’s common shares on the NASDAQ.

Results of Operations — Three Months Ended January 31, 2025 Comparison Against the Three Months Ended January 31, 2024

	For the Three Months Ended January 31, 2025	For the Three Months Ended January 31, 2024
Sales and marketing	404,797	129,729
Depreciation	361	464
General and administrative	334,070	77,672
Professional fees	4,596,025	1,024,030
Salaries and wages	262,885	207,476
Share-based compensation	(91,799)	373,125
Total operating expenses	(5,506,339)	(1,812,496)
Accretion and interest expense	(188,241)	(2,544)
Loss on investment in associate	(106,850)	-
Change in fair value of derivative liabilities	2,067,350	(1,200)
Change in the fair value of warrant liabilities	497,355	-
Foreign exchange gain (loss)	4,220	77,740
Gain on settlement of debt	907,392	-
Impairment of carbon credits	(1,207,800)	-
Stop-loss provision	(1,024,713)	-
Net loss	(4,557,626)	(1,738,500)

During the three months ended January 31, 2025, we incurred a net loss of $4,557,626 compared to net loss of $1,738,500 for the three months ended January 31, 2024. An analysis of the increase in net loss of $2,819,126, including the major components thereof, is set forth below.

Share-based compensation

During the three months ended January 31, 2025, we incurred share-based compensation of $(91,779) compared to share-based compensation of $373,125 for the three months ended January 31, 2024. Share-based payments relating to the vesting of RSUs decreased by $52,806. Share-based payments relating to the vesting of Options decreased by $412,118.

Due to the listing of the Company on the NASDAQ on November 7, 2024 and commencement of trading of shares in the United States dollars, exemptions available under ASC 718-10-25-14 to classify stock options with strike prices in foreign currencies as equity were no longer met and all stock options outstanding were reassessed to be derivative liabilities. The fair value of the stock options upon the change in classification on November 6, 2024 was $330,090. Changes in fair value due to period end fair value remeasurements are reflected in compensation expense. Please refer to Note 12 of the interim financial statements.

Professional fees

During the three months ended January 31, 2025, we incurred $4,596,025 in professional fees, as compared to $1,024,030 during the three months ended January 31, 2024. The legal fees for both periods mainly related to the Business Combination.

Salaries and wages

During the three months ended January 31, 2025 and 2024, we incurred salaries and wages of $262,885 and $207,476, respectively, the majority of which were to officers of the Company.

Sales and marketing

Sales and marketing expenses for the three months ended January 31, 2025 and 2024 amounted to $404,797 and $129,729, respectively. These costs primarily related to publications, industry events and investor relations subsequent to our successful closing of the Business Combination.

General and administrative

General and administrative expenses for the three months ended January 31, 2025 and 2024 amounted to $334,070 and $77,672, respectively, and primarily comprised of insurance costs, filing fees and rent. The increase is primarily due to an increase in filing fees as a result of listing on the NASDAQ.

Loss on investment in associate

On November 6, 2024, the Company received 2,000,000 shares in Monroe Sequestration Partners, LLC  (“MSP”), in connection with an agreement to acquire a stake in MSP in exchange for 2,000,000 shares of the Company that was entered into on October 28, 2024. At the time of acquisition, the 2,000,000 shares of MSP received by the Company represented 50% of MSP’s shares outstanding. During the 3 months ended January 31, 2025, the Company’s share of MSP’s loss was $106,850.

Change in fair value of derivative liabilities

During the three months ended January 31, 2025, we recognized a loss on derivative liabilities of $2,067,350 related to the convertible debt financings completed in January 2024 and April 2024. Please refer to Note 9 of the interim financial statements.

Change in fair value of warrant liabilities

Effective August 1, 2024, the Company reassessed its functional currency and the functional currency of its subsidiaries due to changes in underlying transactions, events, and conditions. As a result of this reassessment, the Company determined that its functional currency changed from the Canadian dollar (“CAD$”) to the United States dollar (“US$”) for DevvStream Holdings Inc. and DESG. Finco’s functional currency remained CAD$. This change aligns with the business’s future focus and the effective date of the Focus Impact Acquisition Corp.’s Form S-4 Registration Statement with the SEC, a crucial part of the De-SPAC transaction closing.  The change in functional currency was accounted for prospectively from August 1, 2024, with no impact on prior year comparative information. The Company’s presentation currency is and continues to be the United States dollar.

Upon the change in functional currency on August 1, 2024, 1,220,668 of the Company’s warrants which had strike prices denominated in CAD$ were reclassified as warrant liabilities with an initial value of $454,571.

On November 6, 2024, 22,699,987 warrants were issued by the Company in connection with the De-SPAC transaction. The warrants were assessed to be derivative liabilities of the Company due to certain settlement provisions of the warrants that do not meet the criteria for equity classification under Topic 815. The warrants are each exercisable at $1.52 for 0.9692 common stock, expiring on November 6, 2029. The fair value of the warrants was $7,196,286 upon issuance.

As a result of above, during the three months ended January 31, 2025, we recognized a gain of $497,355 due to period end fair value remeasurement. Please refer to Note 11 of the interim financial statements.

Foreign exchange loss

During the three months ended January 31, 2025, we recognized a foreign exchange gain of $4,220.  During the three months ended January 31, 2024, we recognized a foreign exchange gain of $77,740. The foreign exchange gains result from fluctuations in the Canadian dollar against the US dollar, as we hold cash balances and have accounts payable denominated in both Canadian and US dollars.

Gain on settlement of debt

In December 2024, the Company issued 412,478 shares with a fair value of $317,608 for the settlement of accounts payable in the amount of $1,225,000 and recognized a gain on the settlement of $907,392.

Impairment of carbon credits and stop-loss provision

On November 6, 2024, concurrent with the completion of the business combination, the Company issued 3,249,876 common shares in consideration for carbon credit purchase agreements.

All of the agreements contain adjustment clauses whereby if the Company’s share price falls below the respective purchase prices outlined in the agreements, in the 12 to 18 months following November 6, 2024, the Company is obligated to issue additional shares to cover the shortfall. The Company has assessed that the potential liability associated with the stop-loss provision for carbon credits received as of January 31, 2025 is $1,024,713.

The Company is currently in dispute with one of the vendors for which 1,200,000 shares with a fair value of $658,800 was issued. At the date of these financial statements, the vendor has not delivered the carbon credits which are due under the contract and the Company has issued a demand letter to the vendor. Management has assessed that it is improbable that these carbon credits will be received and has recorded an impairment charge of $658,800 during the three months ended January 31, 2025.

One of the carbon credit purchase agreements provides for the vendor to return the consideration shares received for cancellation in return for the carbon credits if a registration statement does not become effective within 45 days of the closing of the purchase agreement. As this deadline was not met, the vendor has triggered this clause under the agreement and is currently in negotiations with the Company to return 1,500,000 shares with a fair value of $549,000 issued under the contract in exchange for the carbon credits that were transferred to the Company.  Management has assessed that it is probable that the carbon credits will be returned to the vendor and has recorded an impairment charge of $549,900 during the three months ended January 31, 2025.

Results of Operations — Six Months Ended January 31, 2025 Comparison Against the Six Months Ended January 31, 2024

	For the Six Months Ended January 31, 2025	For the Six Months Ended January 31, 2024
Sales and marketing	676,692	326,650
Depreciation	722	924
General and administrative	391,405	290,002
Professional fees	6,005,398	3,321,212
Salaries and wages	543,907	415,830
Share-based compensation	115,437	786,317
Total operating expenses	(7,733,561)	(5,140,935)
Accretion and interest expense	(245,546)	(2,544)
Loss on investment in associate	(106,850)	-
Change in fair value of derivative liabilities	719,000	(1,200)
Change in fair value of mandatory convertible debentures	70,500	-
Change in the fair value of warrant liabilities	9,223	-
Foreign exchange gain (loss)	6,672	34,105
Gain on settlement of debt	899,015	-
Impairment of carbon credits	(1,207,800)	-
Stop-loss provision	(1,024,713)	-
Net loss	(8,614,060)	(5,110,574)

During the six months ended January 31, 2025, we incurred a net loss of $8,614,060 compared to net loss of $5,110,574 for the six months ended January 31, 2024. An analysis of the increase in net loss of $3,503,486, including the major components thereof, is set forth below.

Loss on investment in associate

On November 6, 2024, the Company received 2,000,000 shares in Monroe Sequestration Partners, LLC  (“MSP”), in connection with an agreement to acquire a stake in MSP in exchange for 2,000,000 shares of the Company that was entered into on October 28, 2024. At the time of acquisition, the 2,000,000 shares of MSP received by the Company represented 50% of MSP’s shares outstanding. During the six months ended January 31, 2025, the Company’s share of MSP’s loss was $106,850.

Share-based compensation

During the six months ended January 31, 2025, we incurred share-based compensation of $115,437 compared to share-based compensation of $786,317 for the six months ended January 31, 2024. Share-based payments relating to the vesting of options decreased by $365,608 during the six months ended January 31, 2025 compared to the six months ended January 31, 2024. Share-based payments relating to the vesting of RSU’s decreased by $305,572.

Due to the listing of the Company on the NASDAQ on November 7, 2024 and commencement of trading of shares in the United States dollars, exemptions available under ASC 718-10-25-14 to classify stock options with strike prices in foreign currencies as equity were no longer met and all stock options outstanding were reassessed to be derivative liabilities. The fair value of the stock options upon the change in classification on November 6, 2024 was $330,090. Changes in fair value due to period end fair value remeasurements are reflected in compensation expense. Please refer to Note 12 of the interim financial statements.

Professional fees

During the six months ended January 31, 2025, we incurred $6,005,398 in professional fees, the majority of which relate to legal, audit and accounting fees incurred relating to the Business Combination. During the six months ended January 31, 2024, we incurred $3,321,212 in professional fees, the majority of which relate to legal fees incurred relating to the Business Combination.

Salaries and wages

During the six months ended January 31, 2025 and 2024, we incurred salaries and wages of $543,907 and $415,830 respectively, the majority of which were to officers of the Company.

Sales and marketing

Sales and marketing expenses for the six months ended January 31, 2025 and 2024 amounted to $676,692 and $326,650, respectively. These costs primarily related to publications and industry events and investor relations subsequent to our successful closing of the Business Combination.

General and administrative

General and administrative expenses for the six months ended January 31, 2025 and 2024 amounted to $391,405 and $290,002, respectively, and primarily comprised of insurance costs, filing fees. The increase is a result of increased filing fees relating to the Business Combination, offset by a decrease in rent costs as the Company no longer leases office space in FY 2025.

Foreign exchange gain

During the six months ended January 31, 2025 and 2024, we recognized a foreign exchange gain of $6,672 and $34,105, respectively. The foreign exchange gain is the result of fluctuations in the Canadian dollar against the US dollar, as we hold cash balances and have accounts payable denominated in both Canadian and US dollars.

Change in fair value of derivative liabilities and mandatory convertible debenture

During the six months ended January 31, 2025, we recognized a loss on derivative liabilities of $719,000 and a gain on mandatory convertible debentures of $70,500, respectively, related to the convertible debt financings completed in January 2024 and April 2024. Please refer to Note 9 of the interim financial statements.

Loss on settlement of debt

On September 5, 2024, the Company issued 15,963 shares with a fair value of $47,904 in settlement of accounts payable in the amount of $39,527 and recognized a loss on the settlement of $8,377.

In December 2024, the Company issued 412,478 shares with a fair value of $317,608 for the settlement of accounts payable in the amount of $1,225,000 and recognized a gain on the settlement of $907,392.

Change in fair value of warrant liabilities

Effective August 1, 2024, the Company reassessed its functional currency and the functional currency of its subsidiaries due to changes in underlying transactions, events, and conditions. As a result of this reassessment, the Company determined that its functional currency changed from the Canadian dollar (“CAD$”) to the United States dollar (“US$”) for DevvStream Holdings Inc. and DESG. Finco’s functional currency remained CAD$. This change aligns with the business’s future focus and the effective date of the Focus Impact Acquisition Corp.’s Form S-4 Registration Statement with the SEC, a crucial part of the De-SPAC transaction closing.  The change in functional currency was accounted for prospectively from August 1, 2024, with no impact on prior year comparative information. The Company’s presentation currency is and continues to be the United States dollar.

Upon the change in functional currency on August 1, 2024, 1,220,668 of the Company’s warrants which had strike prices denominated in CAD$ were reclassified as warrant liabilities with an initial value of $454,571.

On November 6, 2024, 22,699,987 warrants were issued by the Company in connection with the De-SPAC transaction. The warrants were assessed to be derivative liabilities of the Company due to certain settlement provisions of the warrants do not meet the criteria for equity classification under Topic 815. The warrants are each exercisable at $1.52 for 0.9692 common stock, expiring on November 6, 2029. The fair value of the warrants was $7,196,286 upon issuance.

As a result of above, during the six months ended January 31, 2025, we recognized a gain of $9,223 due to period end fair value remeasurement. Please refer to Note 11 of the interim financial statements.

Impairment of carbon credits and stop-loss provision

On November 6, 2024, concurrent with the completion of the business combination, the Company issued 3,249,876 common shares in consideration for carbon credit purchase agreements.

All of the agreements contain adjustment clauses whereby if the Company’s share price falls below the respective purchase prices outlined in the agreements, in the 12 to 18 months following November 6, 2024, the Company is obligated to issue additional shares to cover the shortfall. The Company has assessed that the potential liability associated with the stop-loss provision for carbon credits received as of January 31, 2025 is $1,024,713.

The Company is currently in dispute with one of the vendors for which 1,200,000 shares with a fair value of $658,800 was issued. At the date of these financial statements, the vendor has not delivered the carbon credits which are due under the contract and the Company has issued a demand letter to the vendor. Management has assessed that it is improbable that these carbon credits will be received and has recorded an impairment charge of $658,800 during the six months ended January 31, 2025.

One of the carbon credit purchase agreements provides for the vendor to return the consideration shares received for cancellation in return for the carbon credits if a registration statement does not become effective within 45 days of the closing of the purchase agreement. As this deadline was not met, the vendor has triggered this clause under the agreement and is currently in negotiations with the Company to return 1,500,000 shares with a fair value of $549,000 issued under the contract in exchange for the carbon credits that were transferred to the Company.  Management has assessed that it is probable that the carbon credits will be returned to the vendor and has recorded an impairment charge of $549,900 during the six months ended January 31, 2025.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to take into account changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing or manage the timing of our capital expenditures. As of January 31, 2025, we had a working capital deficit of $20,936,427 (current assets of $1,068,622, less current liabilities of $22,005,049) and as of July 31, 2024, we had a working capital deficit of $8,362,363 (current assets of $141,905, less current liabilities of $8,504,268).

Our continuing operations are dependent upon our ability to obtain debt or equity financing, of which there are no assurances, until such time that we achieve profitable operations. There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient gross margins to reach profitability.

On October 29, 2024, we entered into a equity line of credit purchase agreement (the “ELOC Agreement”) with Helena Global Investment Opportunities I Ltd. (“Helena”). Pursuant to the ELOC Agreement, the Company has the right to issue and to sell to Helena from time to time, as provided in the ELOC Agreement, up to $40,000,000 of Company’s Common Shares, subject to the conditions set forth therein. Specifically, pursuant to the ELOC Agreement, the Company may require that Helena purchase Common Shares from the Company by delivering one or more advance notices to Helena setting forth, in each advance notice, the amount of the advance it is requesting, which amount many not exceed an amount equal to lesser of (i) one hundred percent (100%) of the average of the daily value traded of the Common Shares over the ten (10) trading days immediately preceding such advance notice, and (ii) eight million United States Dollars ($8,000,000). On March 18, 2025, the Company and Helena entered into a first amendment to ELOC Agreement, which provides the Company with greater flexibility by allowing Helena to permit Secondary Advances, as defined in the amendment, as well as to update references to “Common Stock” in the ELOC Agreement to “Common Shares”. However, in no event may the number of Common Shares issuable to Helena pursuant to an advance cause the aggregate number of shares beneficially owned (as calculated pursuant to Section 13(d) of the Exchange Act) by Helena and its affiliates as a result of previous issuances and sales of Common Shares to Helena under the ELOC Agreement to exceed 9.99% of the then outstanding Common Shares. Additionally, the Company may not affect any sales under the ELOC Agreement and Helena will have no obligation to purchase Common Shares under the ELOC Agreement to the extent (but only to the extent) that after giving effect to such purchase and sale the aggregate number of Common Shares issued under the ELOC Agreement would exceed 19.99% of the outstanding shares of Common Shares following the closing of the Business Combination Agreement (the “Exchange Cap”), provided that, the Exchange Cap will not apply if the Company’s stockholders have approved issuances in excess of the Exchange Cap in accordance with the rules of the Nasdaq. The purchase price for the Common Shares so purchased by Helena pursuant to an advance notice is the lowest intraday sale price for the Common Shares during the three (3) trading days commencing on the date of Helena’s receipt of the Common Shares relating to such advance. Because the per share purchase price that Helena will pay for Common Shares in connection with any advance notice we have elected to deliver to Helena pursuant to the ELOC Agreement will be determined by reference to the lowest intraday sale price for the Common Shares during the three (3) trading days commencing on the date of Helena’s receipt of the Common Shares relating to such advance, we cannot determine the actual purchase price per share that Helena will be required to pay for any Common Shares that we may elect to sell to Helena under the ELOC Agreement until after we deliver an advance notice and, therefore, we cannot be certain how many Common Shares, in the aggregate, we may issue and sell to Helena under the ELOC Agreement. Sales of Common Shares to Helena under the ELOC Agreement will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Share and determinations by us as to the appropriate sources of funding for our business and operations. We may not be able to raise sufficient funds under the ELOC Agreement to satisfy our obligations.

Since our inception, we have incurred operating losses and have experienced negative cash flows from operations. We do not anticipate that cash on hand will be adequate to satisfy our obligations in the ordinary course of business over the next 12 months. Based on this assessment, we have material uncertainties about our business that may cast substantial doubt about our ability to continue as a going concern. Accordingly, our ability to continue as a going concern is dependent upon our ability to raise sufficient funds to pay ongoing operating expenditures and to meet our obligations. See further discussion related to our ability to continue as a going concern within “— Critical Accounting Policies and Estimates.”

As of January 31, 2025 and July 31, 2024, we had $16,665 and $21,106 in cash, respectively. We are actively managing current cash flows until such time that we are profitable.

The chart below highlights our cash flows for the periods indicated:

	For the Six Months Ended January 31, 2025 $	For the Six Months Ended January 31, 2024 $
Net cash provided by (used in):
Operating activities	(4,051,780)	(1,067,670)
Financing activities	2,383,887	606,847
Investing activities	1,661,645	-
Effect of exchange rate changes on cash	1,807	(18,201)
(Decrease)/Increase in cash	(4,441)	(479,024)

Cash Used in Operating Activities

Our net cash used in operating activities is primarily due to cash payments for operating expenses that we incur in the day-to-day operations of the business. Net cash used in operating activities for the six months ended January 31, 2025 was $4,051,780 compared to $1,067,670 for the six months ended January 31, 2024. The loss for the six months ended January 31, 2025 of $8,614,060 was offset by $3,558,950 in changes in working capital items and $1,003,330 in non-cash items consisting mainly of the gain on derivative liability, and offset by the impairment loss  and stop-loss provision on carbon credits. This compares to a loss of $5,110,574 for the prior period, that was offset by $3,200,815 in changes in working capital items and $842,089 in non-cash items consisting mainly of share-based compensation.

Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended January 31, 2025 was $1,661,645, consisting of the cash assumed upon the completion of the Business Combination. Net cash provided by investing activities for the six months ended January 31, 2024 was $nil.

Cash Provided by Financing Activities

We have funded our business to date from the issuance of our common stock and convertible debentures through private placements, from proceeds from the exercises of warrants, and from loans from related parties.

Net cash provided by financing activities for the six months ended January 31, 2025 was $2,383,887 compared to $606,847 for the six months ended January 31, 2024. The following financing activities occurred during the six months ended January 31, 2025:

(1)	Exercise of share purchase warrants:

On October 29, 2024, the Company issued 91,760 shares for the exercise of 91,760 share purchase warrants, at an exercise price of CAD$1.31 per share for gross proceeds of $86,237.

(2)	Non-brokered private placement of unsecured convertible notes:

On August 19, 2024, October 18, 2024, October 28, 2024, and November 1, 2024 the Company received additional proceeds of $41,500, $6,500, $7,650 and $12,000 under the amended terms of the Focus Impact Partners convertible debenture.  Refer to Note 9 of our interim financial statements.

In October 2024, the mandatory convertible debentures were converted to 146,786 shares of the Company. Refer to Note 10 of the interim financial statements.

(3)	PIPE financing:

On November 6, 2024, the Company issued 1,694,808 shares to various investors for gross proceeds of $2,250,000, of which $20,000 remain receivable as of January 31, 2025.

Related party transactions and balances

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Related parties may be individuals or corporate entities. A transaction is a related party transaction when there is a transfer of resources or obligations between related parties.

At January 31, 2025, the Company had amounts owing and accrued liabilities of $525,398 (July 31, 2024 - $478,072) payable to directors and officers of the Company for salaries, expense reimbursements and professional fees. These amounts are non-interest bearing and have no terms of repayment.

During the six months ended January 31, 2025, the Company accrued wages and management fees of $380,000 and $100,000 (2024 - $323,770 and $84,920), respectively, to officers of the Company.

During the six months ended January 31, 2025, the Company accrued interest of $76,601 (2024 - $1,104) on convertible debentures payable to related parties (Note 9).

During the six months ended January 31, 2025, the Company amended the terms of convertible debentures payable to Focus Impact Partners and Focus Impact Sponsor, LLC, with face values of $637,150 and $3,345,000, respectively. The convertible debentures have an amended maturity date of November 13, 2026, and the principal and interest are convertible into common stock of the Company at the option of the holder at a 25% discount to the 20-day volume weighted average price of the Company’s shares, subject to a floor of $0.867 per share. Focus Impact Partners is owned by two of the Company’s directors: Carl Stanton and Wray Thorn.

During the six months ended January 31, 2025, the Company issued 557,290 common shares to Focus Impact Partners in consideration for services provided to the Company pursuant to the strategic consulting agreement between the Company and Focus Impact Partners dated November 13, 2024. See, Contractual Obligations below.

During the year ended July 31, 2024, the Company issued convertible debentures to Devvio Inc. (‘Devio”) and Envviron SAS (“Envviron”),  who are related parties to the Company. The Devvio convertible debt had a principal amount of $100,000, while the Envviron convertible debt had a principal amount of $250,000.  Devvio owns in excess of 10% of the outstanding shares of the Company. Envviron is controlled by Ray Quintana, a former director of the Company who stepped down on November 7, 2024 upon completion of the Business Combination. On November 12, 2024, the maturity for the convertible debentures issued to Devvio and Envviron are extended to May 30, 2025.

During the year ended July 31, 2024, the Company signed an amended strategic partnership agreement with Devvio dated November 28, 2021.

Contractual Obligations

Prepaid Royalties Agreement with Devvio

In September 2023, we agreed to pay prepaid royalty payments to Devvio, a related party, equal to a minimum of $2,270,000, to be paid by August 1, 2025 and $1,270,000 to be paid by August 1, 2026. On July 8, 2024, we further amended the agreement such that the minimum advances extended by one year and are now due as follows: $1,000,000 by August 1, 2025, followed by $1,270,000 by August 1, 2026 and August 1, 2027.

On February 16, 2024, we entered into a licensing agreement with Greenlines Technology Inc. for the use of certain technologies. We agreed to pay $42,000 within 15 days of the closing of the BCA. Commencing January 1, 2025, we must pay an annual fee of $12,000 of the first day of each calendar year for the use of the technology.

Equity line of credit (“ELOC”) fee commitment with Helena Global Investment Opportunities I Ltd (“Helena I”)

On October 29, 2024, we entered into the ELOC Agreement with Helena I. Following the closing of the De-SPAC Transaction and the Helena I Registration Statement becoming effective, we issued to Helena I common shares equal to $125,000 divided by the greater of (i) the lowest one-day VWAP during the five trading days immediately preceding the effectiveness date of such Registration Statement and (ii) $0.75. The Helena I Registration Statement became effective on March 17, 2025.

Strategic Consulting Agreement with Focus Impact Partners, LLC (“Focus Impact Partners”)

On November 13, 2024, we entered into a strategic consulting agreement with Focus Impact Partners, pursuant to which the Focus Impact Partners will provide us with certain consulting services (“Strategic Consulting Agreement”) in consideration of an annual consulting fee of $500,000, which will be payable in quarterly installments of $125,000 starting with an initial payment for the period beginning December 31, 2023. Fees due under the Strategic Consulting Agreement accrue and not be payable until (a) we have successfully raised $5,000,000 in outside debt and/or equity capital, cumulatively since the period beginning December 31, 2023 or (b) we have 2 or more consecutive quarters of positive cash flow from operations. We will pay Focus Impact Partners additional consulting fees as to be mutually agreed consistent with market practice in connection with any acquisition, merger, consolidation, business combination, sale, divestiture, financing, refinancing, restructuring or other similar transaction. The Strategic Consulting Agreement has a term of three years unless terminated early with at least 120 days advance notice and will be automatically extended for successive one-year periods at the end of each year unless either party provide a written notice of its desire not to automatically extend at least 120 days prior to the end of each year during the term of the Strategic Consulting Agreement. Focus Impact Partners is owned by two of the Company’s directors: Carl Stanton and Wray Thorn.

Quantitative and Qualitative Disclosures about Market Risk

Our board of directors have overall responsibility for the establishment and oversight of our risk management policies on an annual basis. Management identifies and evaluates our financial risks and is charged with the responsibility of establishing controls and procedures to ensure financial risks are mitigated in accordance with the approved policies.

Our financial instruments consist of cash, GST receivable, accounts payable and accrued liabilities,  convertible debt. mandatory convertible debentures, warrant liabilities and derivative liabilities.  The carrying value of the Company’s cash, GST receivable and accounts payable and accrued liabilities approximate their fair value due to their short terms to maturity.

Our risk exposures and the impact on our financial instruments are summarized below:

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our credit risk is primarily attributable to our liquid financial assets including cash. Our financial assets are cash, GST receivable, corporate taxes receivable, subscription receivable, and deposit on carbon credits purchase. Our maximum exposure to credit risk, as at period end, is the carrying value of our financial assets, being $992,488 and $106,764 as of January 31, 2025 and July 31, 2024, respectively. We hold cash with major financial institutions and with a publicly traded payment processing company therefore minimizing our credit risk.

Liquidity Risk

Liquidity risk is the risk that we will not be able to meet financial obligations as they fall due. We manage liquidity by maintaining adequate cash balances and by raising equity and debt financings. We have no assurance that such financings will be available on favorable terms in the future. In general, we attempt to avoid exposure to liquidity risk by obtaining corporate financing through the issuance of shares.

As of January 31, 2025, we had cash of $16,665 to settle current liabilities of $9,975,493 which fall due for payment within twelve months of the statement of financial position. As of July 31, 2024, we had cash of $21,106 to settle current liabilities of $7,595,974 which fall due for payment within twelve months of the statement of financial position. All of our contractual obligations are current and due within one year.

Market Risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or value of its holdings or financial instruments.  At January 31, 2025, the Company has minimal exposure to these risks.

Inflation Risk

We do not believe that inflation had a significant impact on our results of operations for any periods presented in our interim financial statements. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, and our inability or failure to do so could harm our business, financial condition and results of operations.

Capital Management

Capital is comprised of our shareholders’ (deficiency) and any debt that we may issue. Our objectives when managing capital are to maintain financial strength and to protect our ability to meet ongoing liabilities, to continue as a going concern, to maintain creditworthiness and to maximize returns for our shareholders over the long term, of which there can be no assurances. Protecting the ability to pay current and future liabilities includes maintaining capital above minimum regulatory levels, current financial strength rating requirements and internally determined capital guidelines and calculated risk management levels. We manage capital structure to maximize financial flexibility by making adjustments in response to changes in economic conditions and the risk characteristics of the underlying assets and business opportunities. We do not presently utilize any quantitative measures to monitor our capital, but rather we rely on our management’s expertise to sustain the future development of the business. Management reviews its capital management approach on an ongoing basis and believes that this approach, given our size, is reasonable.

There were no changes to our approach to capital management during the period. We are not subject to externally imposed capital requirements.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we will take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Smaller Reporting Company

 Additionally, we are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the last business day of our second fiscal quarter, or (ii) our annual revenue exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter. If we continue to be a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from these certain reduced disclosure requirements that are available to smaller reporting companies.

Subsequent Events

NASDAQ Listing

On February 12, 2025, DevvStream Corp. received a notice from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) that, because the closing bid price for the Company’s common stock had fallen below $1.00 per share for 30 consecutive trading days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) because the closing bid price of the Company’s common stock for the prior 30 consecutive business days was lower than the minimum bid price requirement of $1.00 per share. The Company has 180 calendar days, or by August 13, 2025, to regain compliance with the minimum bid price requirement but could be eligible for an additional 180-day compliance period.

Issuance of shares

On March 17, 2025, the Company issued 166,667 shares in accordance with the ELOC Agreement with Helena I in satisfaction of the $125,000 commitment (Note 17) upon the effectiveness of Helena I Registration Statement.

In March 2025, the Company issued 1,606,000 shares in accordance with the ELOC Agreement with Helena I for gross proceeds of $481,530.

Related Party Convertible Debt

On March 19, 2025, the Company received an additional advance of $218,000 into the Focus Impact Partners Convertible Debt.

Executive Officer Equity Awards

On March 26, 2025, the Board approved an award to (i) the Company’s Chief Executive Officer, Mr. Sunny Trinh, of 305,867 restricted stock units; (ii) 350,000 stock options to the Company’s Chief Operating Officer, Mr. Chris Merkel; and (iii) 50,000 options to the Company’s Chief Financial Officer, Mr. David Goertz.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended January 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective because we did not design or maintain an effective control environment commensurate with financial reporting requirements. Specifically, we did not consistently have documented evidence of review procedures and, due to resource limitations, did not always maintain segregation of duties between preparing and reviewing analyses, and reconciliations.

A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The above material weakness did not result in a material misstatement of our unaudited condensed consolidated financial statements or our consolidated financial statements, however, it could result in a misstatement of our account balances or disclosures that would result in a material misstatement that would not be prevented or detected.

In light of this material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the continued hiring of additional appropriately skilled finance and accounting personnel with the requisite technical knowledge and skills. With the additional skilled personnel, we are taking appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time. Management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 8-K/A filed with the SEC on March 7, 2025 and with the risks described in the our prospectus included in the Registration Statement on Form S-1 we filed on March 3, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None as of January 31, 2025.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

The information set forth below is provided in lieu of a separate Form 8-K filing.

Item 1.01	Entry into a Material Definitive Agreement.

On April 15, 2025, the Company entered into an amendment (the “Amendment to the C&E Agreement”) to the Contribution and Exchange Agreement (the “C&E Agreement”) with Crestmont Investments LLC, a Delaware limited liability company, dated as of October 28, 2024, pursuant to which the Company is releasing the contractual transfer restrictions imposed on the Common Shares issued to Crestmont pursuant to the C&E Agreement effective as of after the date the Company’s Form S-1 Registration Statement (Reg. No. 333-286070) has been declared effective.

The foregoing summary is qualified in its entirety by the specific terms of the Amendment to the C&E Agreement attached as Exhibit 10.23 to this Form 10-Q which is incorporated herein by reference.

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(b) On March 5, 2025 Bryan Went resigned as the Company’s Chief Revenue Officer.

(e)  Executive Officer Change in Compensation.  On March 26, 2025, The Board of Directors(the “Board”) approved and increase in the Company’s Chief Operating Officer, Mr. Chris Merkel salary from $180,000 to $205,000.

Executive Officer Equity Awards. On March 26, 2025, the Board also approved an award to(i)  the Company’s Chief Executive Officer, Mr. Sunny Trinh, of 305,867 restricted stock units; (ii) 350,000 stock options to Mr. Merkel; and (iii) 50,000 options to the Company’s Chief Financial Officer, Mr. David Goertz.

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

10.4+	DevvStream Corp. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on January 23, 2025).
10.5	Form of DevvStream Corp. Indemnification Agreement (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4, filed by FIAC on July 10, 2024).

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

10.23*	Amendment to Contribution and Exchange Agreement.
21.1	List of Subsidiaries of DevvStream (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of April, 2025.

DEVVSTREAM CORP.

/s/ David Goertz
Name:	David Goertz
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)