Form 10-Q
period 2025-04-30
DevvStream Corp.
filed 2025-06-23
CIK 1854480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 23, 2025, 33,461,734 common shares were issued and outstanding.

DEVVSTREAM CORP.
Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DevvStream Corp.
Condensed Consolidated Interim Financial Statements
(Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024 (unaudited)

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited - Expressed in United States dollars)

As at	April 30, 2025	July 31, 2024

ASSETS
Current assets
Cash	$4,002	$21,106
Trade receivable	9,164	-
GST receivable	123,008	85,658
Corporate taxes receivable	171,573	-
Deferred financing costs	138,720	-
Prepaid expenses	95,998	35,141
Deposit on carbon credits purchase	396,500	-
Carbon credits	204,643	-
Total current assets	1,143,608	141,905

Equipment	-	953
Deferred financing costs, long-term	207,890	-
Deposit on carbon credits purchase, long-term	271,403	-
Investment in associate	814,346	-
Total assets	$2,437,247	$142,858

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$10,022,914	$6,097,902
Accounts payable and accrued liabilities – related parties	484,911	478,072
Mandatory convertible debentures	-	127,500
Convertible debentures – related parties	4,147,405	881,544
Derivative liabilities	72,500	919,250
Warrant liabilities	1,703,857	-
Stock option liabilities	35,649	-
Stop loss provision liabilities	1,101,248	-
Total current liabilities	17,568,484	8,504,268

Shareholders’ deficiency
Common shares (No par value, unlimited common shares authorized; 30,115,734 common shares issued and outstanding) (July 31, 2024 – 11,638,713)	-	-
Additional paid in capital	11,661,439	13,321,266
Subscription receivable	(20,000)	-
Accumulated other comprehensive loss	44,988	43,553
Deficit	(26,817,664)	(21,726,229)
Total shareholders’ deficiency	(15,131,237)	(8,361,410)
Total liabilities and shareholders’ deficiency	$2,437,247	$142,858

Going concern (Note 2(b))
Commitments and contingencies (Note 17)
Subsequent events (Note 18)

See accompanying notes to the condensed consolidated interim financial statements.

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited - Expressed in United States dollars)

	Nine months ended April 30,	Nine months ended April 30,	Three months ended April 30,	Three months ended April 30,
	2025	2024	2025	2024

Revenue	$10,164	$-	$10,164	$-
Cost of sales	(2,688)	-	(2,688)	-
Gross profit	7,476	-	7,476	-

Operating expenses
Sales and marketing	832,188	365,406	155,496	38,756
Depreciation	953	1,374	231	450
General and administrative	627,377	393,231	235,972	103,229
Professional fees	6,846,934	4,263,900	841,536	942,688
Salaries and wages	1,013,152	1,666,150	353,808	464,003
Total operating expenses	(9,320,604)	(6,690,061)	(1,587,043)	(1,549,126)

Other income (loss)
Interest expense	(151,865)	(12,604)	(75,264)	(12,605)
Accretion expense	(226,853)	(23,072)	(57,908)	(20,528)
Change in fair value of derivative liabilities	719,000	(50,700)	-	(49,500)
Change in fair value of warrant liabilities	5,651,008	-	5,641,785	-
Change in fair value of mandatory convertible debentures	70,500	-	-	-
Impairment of carbon credits	(1,207,782)	-	18	-
Stop-loss provision loss	(1,101,248)	-	(76,535)	-
Equity loss on investment in associate	(405,654)	-	(298,804)	-
Gain on settlement of debt	899,015	-	-	-
Foreign exchange gain	(24,428)	(51,756)	(31,100)	(85,860)
Total other income (loss)	4,221,693	(138,132)	5,102,192	(168,493)

Net income (loss)	$(5,091,435)	$(6,828,193)	$3,522,625	$(1,717,619)

Other comprehensive gain (loss)
Foreign currency translation	1,435	66,577	(373)	107,513
Net income (loss) and comprehensive income (loss)	(5,090,000)	(6,761,616)	3,522,252	(1,610,106)

Weighted average number of common shares outstanding – Basic	22,524,192	11,626,861	29,146,273	11,638,712
Weighted average number of common shares outstanding – Diluted	22,524,192	11,626,861	30,629,440	11,638,712

Income (Loss) per share – Basic	$(0.23)	$(0.59)	$0.12	$(0.15)
Income (Loss) per share – Diluted	$(0.23)	$(0.59)	$0.12	$(0.15)

See accompanying notes to the condensed consolidated interim financial statements.

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
(Unaudited - Expressed in United States dollars)

	Number of Shares	Additional Paid- in Capital	Subscription receivable	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficiency)
Balance, July 31, 2023	11,457,742	$11,883,289	$-	$(11,854,481)	$(83,570)	$(54,762)
Share based compensation – RSUs	-	476,709	-	-	-	476,709
Share based compensation – Options	-	572,041	-	-	-	572,041
Shares issued for warrant exercises	180,971	176,113	-	-	-	176,113
Foreign currency translation	-	-	-	-	66,577	66,577
Net loss	-	-	-	(6,828,193)	-	(6,828,193)
Balance, April 30, 2024	11,638,713	$13,108,152	$-	$(18,682,674)	$(16,993)	$(5,591,515)

Balance, July 31, 2024	11,638,713	$13,321,266	$-	$(21,726,229)	$43,553	$(8,361,410)
Share based compensation - RSUs	-	431,722	-	-	-	431,722
Share based compensation - Options	-	52,855	-	-	-	52,855
Warrants reclassified to liabilities on change in functional currency	-	(454,571)	-	-	-	(454,571)
Stock options reclassified to liabilities on RTO	-	(330,090)	-	-	-	(330,090)
Conversion option derivative transferred to equity	-	266,000	-	-	-	266,000
Gain on modification of debt with related parties	-	582,167	-	-	-	582,167
Recapitalization on RTO	-	(23,548,887)	-	-	-	(23,548,887)
Shares issued for warrant exercises	91,760	389,729	-	-	-	389,729
Conversion of mandatory convertible debentures	22,448	49,500	-	-	-	49,500
Shares for settlement of debt	3,428,963	10,888,912	-	-	-	10,888,912
Shares issued in connection with RTO	5,159,209	3,147,117	-	-	-	3,147,117
Shares issued for acquisition of associate	2,000,000	1,220,000	-	-	-	1,220,000
Shares issued for PIPE financing	1,694,808	2,250,000	(20,000)	-	-	2,230,000
Shares issued for carbon credit purchases	3,249,876	1,982,424	-	-	-	1,982,424
Shares issued for ELOC commitment	666,667	363,333	-	-	-	363,333
Shares issued for services	557,290	585,155	-	-	-	585,155
Shares issued for ELOC drawdown	1,606,000	481,530	-	-	-	481,530
Share issuance costs	-	(16,723)	-	-	-	(16,723)
Foreign currency translation	-	-	-	-	1,435	1,435
Net loss	-	-	-	(5,091,435)	-	(5,091,435)
Balance, April 30, 2025	30,115,734	$11,661,439	$(20,000)	$(26,817,664)	$44,988	$(15,131,237)

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
(Unaudited - Expressed in United States dollars)

	Number of Shares	Additional Paid- in Capital	Subscription receivable	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficiency)
Balance, January 31, 2024	11,638,713	$12,845,719	$-	$(16,965,055)	$(124,506)	$(4,243,842)
Share based compensation - RSUs	-	124,997	-	-	-	124,997
Share based compensation - Options	-	137,436	-	-	-	137,436
Foreign currency translation	-	-	-	-	107,513	107,513
Net loss	-	-	-	(1,717,619)	-	(1,717,619)
Balance, April 30, 2024	11,638,713	$13,108,152	$-	$(18,682,674)	$(16,993)	$(5,591,515)

Balance, January 31, 2025	28,343,067	$10,946,618	$-	$(30,340,289)	$45,361	$(19,348,310)
Share based compensation - RSUs	-	186,017	-	-	-	186,017
Share based compensation - Options	-	5,664	-	-	-	5,664
Shares issued for PIPE financing	-	-	(20,000)	-	-	(20,000)
Shares issued for ELOC commitment	166,667	58,333	-	-	-	58,333
Shares issued for ELOC drawdown	1,606,000	481,530	-	-	-	481,530
Share issuance costs	-	(16,723)	-	-	-	(16,723)
Foreign currency translation	-	-	-	-	(373)	(373)
Net income	-	-	-	3,522,625	-	3,522,625
Balance, April 30, 2025	30,115,734	$11,661,439	$(20,000)	$(26,817,664)	$44,988	$(15,131,237)

See accompanying notes to the condensed consolidated interim financial statements.

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30,	2025	2024
Operating activities
Net loss for the period	$(5,091,435)	$(6,828,193)
Items not affecting cash:
Depreciation	953	1,374
Share based compensation	484,577	1,048,750
Change in fair value of derivative liabilities	(719,000)	50,700
Change in fair value of mandatory convertible debentures	(70,500)	-
Change in fair value of warrant liabilities	(5,651,008)	-
Change in fair value of stock option liabilities	(294,441)	-
Gain on settlement of accounts payable	(899,015)	-
Loss on investment in associate	405,654	-
Impairment of carbon credits	1,207,782	-
Stop-loss provision loss	1,101,248	-
Non-cash general and administrative	-	50,000
Accrued interest	149,905	7,224
Accretion expense	226,853	23,073
Changes in non-cash working capital items:
Trade receivable	(9,164)	-
GST receivable	(37,350)	-
Other receivables	(171,573)	(30,406)
Carbon credits	(97,904)	-
Prepaid expenses	(60,857)	245,941
Accounts payable and accrued liabilities	4,761,674	4,010,175
Net cash used in operating activities	(4,763,601)	(1,421,362)

Investing activity
Cash assumed on RTO	1,661,645	-
Net cash provided by investing activity	1,661,645	-

Financing activities
Proceeds from convertible debentures	285,650	863,516
Proceeds from warrant exercise	86,237	176,113
Proceeds from PIPE financing	2,230,000	-
Proceeds from ELOC drawdown	481,530	-
Net cash provided by financing activities	3,083,417	1,039,629

Effect of exchange rate changes on cash	1,435	(5,248)

Net decrease in cash	(17,104)	(386,981)
Cash, Beginning	21,106	489,971
Cash, Ending	$4,002	$102,990

Supplemental information:
Financing costs in accounts payable and accrued liabilities	$-	$41,039
Fair value of warrants exercised	$389,729	$-
Fair value of securities issued for the RTO (Note 4)	$3,147,118	$-
Fair value of securities issued for settlement of accounts payable	$10,888,912	$-
Fair value of securities issued for services	$585,155	$-
Fair value of securities issued for carbon credits	$1,982,424	$-
Fair value of securities issued for the acquisition of interest in associate	$1,220,000	$-
Fair value of securities issued for ELOC commitment	$363,333	$-

See accompanying notes to the condensed consolidated interim financial statements.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024

1.	Nature of operations

DevvStream Corp. (formerly Focus Impact Acquisition Corp.) (the “Company” or “Devv Corp.”) is a company existing under the Business Corporations Act of Alberta, Canada. The head office is located at 2133 – 1177 West Hastings Street, Vancouver, BC V6E 2K3 and its records and registered office is located at #1700, 421 – 7th Avenue S.W., Calgary, Alberta, T2P 4K9.

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

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions in  Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”), effective for the nine months ended April 30, 2025.

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
For the nine months ended April 30, 2025 and 2024
2.	Basis of preparation (continued)

(b)	Going concern

These unaudited condensed consolidated interim financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. As at April 30, 2025, the Company has a working capital deficit and incurred negative cash flows and losses since inception. The Company’s ability to continue its operations, realize its assets at their carrying values and discharge its liabilities is dependent upon its ability to raise adequate financing from external sources and generate profits and positive cash flows from operations.

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

As of April 30, 2025, the Company’s subsidiaries were:

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
For the nine months ended April 30, 2025 and 2024
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

In preparing these condensed consolidated interim financial statements, management has made judgements, estimates and assumptions that affect the applicability of the Company’s accounting policies.  In preparing these condensed consolidated interim financial statements, the significant estimates and critical judgments were the same as those applied to the audited consolidated financial statements as at and for the year ended July 31, 2024, other than the below:

Critical Judgements

Investment in Associate

In October 2024, the Company acquired a 50% voting interest in MSP. Even though the Company holds 50% of the voting interest, it does not consider that it controls MSP. This is because the remaining 50% is held by one party and its affiliates and the operating agreement of MSP dictates that the other shareholder shall manage the affairs of MSP. The Company considers that it has significant influence over MSP based on its share of ownership, and accounts for the investment for using the equity method of accounting.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
2.	Basis of preparation (continued)

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

(g)	Emerging growth company

The Company is an “Emerging Growth Company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it has taken advantage of certain exemptions that are not applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
3.	Significant accounting policies (continued)

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

Stop-loss provision liabilities

Certain contracts entered into for the purchase of carbon credits which were settled in shares include stop-loss provisions that requires the Company to issue additional shares of the Company to the sellers, representing the shortfall between the agreed upon value of the purchased credits and the market value of shares of the Company received by the sellers at the time of such stop-loss provisions being triggered. Such contractual obligations to reimburse sellers would take effect in various timeframes, up to 18 months from the date of purchase.

The Company accounts for stop-loss provision liabilities in accordance with ASC Topic 450, Contingencies (“Topic 450”) and Distinguishing Liabilities from Equity (“Topic 480”).

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
3.	Significant accounting policies (continued)

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

On September 12, 2023 (and as amended on May 1, 2024, August 10, 2024 and October 29, 2024), the Company entered into a Business Combination Agreement (“BCA”) with Devv Holdings. The transaction was structured as an amalgamation of Devv Holdings into a wholly owned subsidiary of the Company, following the Company’s redomiciling as an Alberta company, in order to effect the De-SPAC transaction.

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

In consideration for the De-SPAC transaction, the Company issued 4,657,479 common shares to the former holders of SVS of Devv Holdings and 7,111,405 common shares to the former holders of MVS of Devv Holdings. The former shareholders of the Company retained 5,159,209 shares. The fair value per share was estimated to be $0.61 (CAD$0.85) based on the last trading price of Devv Holdings on the Cboe Exchange.

As at November 6, 2024, the Company had 22,699,987 warrants outstanding, each exercisable at $1.52 for 0.9692 common shares, expiring on November 6, 2029. The fair value of the warrants was estimated to be $7,196,286 based on the Black-Scholes Option Pricing Model using the following assumptions: share price – $0.61, expected dividend yield – 0%, expected volatility – 87%, risk-free interest rate – 3.12% and an expected remaining life – 5 years. Expected volatility was estimated by using the average of historical volatility of Devv Holdings and of public traded companies that the Company considers to be comparable. The expected warrant life represents the period of time that warrants granted are expected to be outstanding. The risk-free interest rate is based on Canadian government bonds with a remaining term equal to the expected life of the warrants.

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
For the nine months ended April 30, 2025 and 2024
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

Stop-loss provision

All of the agreements contain adjustment clauses whereby if the Company’s share price falls below the respective purchase prices outlined in the agreements, in the next 12 to 18 months, the Company is obligated to issue additional shares to cover the shortfall. The Company has assessed that the potential liability associated with the stop-loss provision for carbon credits received as of April 30, 2025 is $1,101,248.

Deposit on carbon credits

Consideration paid of $667,903 related to the future delivery of carbon credits is recorded as a deposit on carbon credits. The stop-loss provision related to these contracts has not been recognized. As there is not yet certainty to the delivery of the credits, the obligation to issue additional shares is not probable as at April 30, 2025.

Impairment of carbon credits

The Company is currently in dispute with one of the vendors for which 1,200,000 shares with a fair value of $658,800 was issued. At the date of these financial statements, the vendor has not delivered the carbon credits which are due under the contract and the Company has issued a demand letter to the vendor. Management has assessed that it is improbable that these carbon credits will be received and has recorded an impairment charge of $658,800 during the nine months ended April 30, 2025. The stop-loss provision related to this contract has not been recognized. As the vendor is in breach of the contract, the obligation to issue additional shares is not probable as at April 30, 2025.

One of the agreements provides for the vendor to return the consideration shares received for cancellation in return for the carbon credits if a registration statement does not become effective within 45 days of the closing of the purchase agreement. As this deadline was not met, the vendor has triggered this clause under the agreement and is currently in negotiations with the Company to return 1,500,000 shares with a fair value of $549,000 issued under the contract in exchange for the carbon credits that were transferred to the Company.  Management has assessed that it is probable that the carbon credits will be returned to the vendor and has recorded an impairment charge of $548,982 during the nine months ended April 30, 2025. The stop-loss provision related to this contract has not been recognized. As the Company will be cancelling the shares issued under the contract, the obligation to issue additional shares is not probable as at April 30, 2025.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
6.	Investment in associate

On November 6, 2024, the Company received 2,000,000 shares in MSP, in connection with an agreement to acquire a stake in MSP in exchange for 2,000,000 shares of the Company that was entered into on October 28, 2024. At the time of acquisition, the 2,000,000 shares of MSP received by the Company represented 50% of shares outstanding, and the initial balance of investment was determined to be $1,220,000 being the fair value of the shares issued by the Company in consideration for the exchange. As at April 30, 2025, the Company’s share of ownership remained at 50%. Management assessed that the Company has significant influence over MSP based on its share of ownership, and that the investment should be accounted for using the equity method of accounting.

Summarized financial information of MSP and a reconciliation of the carrying amount of the investment set forth in the condensed consolidated interim balance sheets are set out below:

Summarized balance sheet

April 30, 2025
ASSETS
Cash	$1
Due from related parties	70,040
Prepaid expenses	40,000
Start-up costs, net	105,589
Total assets	$215,630

LIABILITIES
Accounts payable and accrued liabilities	$246,808
Convertible notes	1,267,425
Total liabilities	$1,514,233

Summarized statement of loss

November 6, 2024 to April 30, 2025
Operating expenses
Consulting expenses	$620,000
General and administrative expenses	8,015
Guaranteed payments	160,008
Legal and professional fees	6,143
Travel	1,230
Amortization	1,763
Total operating expenses	(797,159)

Interest expenses	(14,150)
Net loss	$(811,309)

A continuity of the Company’s investment in associate is as follows:

Balance as at July 31, 2024	$-
Investment by the Company	1,220,000
Company’s share of loss	(405,654)
Balance as at April 30, 2025	$814,346

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
7.	Equity Line of Credit (“ELOC”)

On October 29, 2024, the Company entered into the ELOC Agreement with Helena Global Investment Opportunities I Ltd (“Helena I”). Under the ELOC Agreement, the Company will have the right to issue and to sell to Helena I from time to time, up to $40,000,000 of the Company’s common shares following the closing of the De-SPAC Transaction and the effectiveness of the registration statement registering the Company’s common shares being sold under the ELOC Agreement (the “Helena I Registration Statement”). As a commitment fee in connection with the execution of the ELOC Agreement, 500,000 shares of the Company was issued upon closing of the De-SPAC transaction (Note 13). Following the closing of the De-SPAC Transaction and the Helena I Registration Statement becoming effective, the Company issued to Helena I common shares equal to $125,000 divided by the greater of (i) the lowest one-day VWAP during the five trading days immediately preceding the effectiveness date of such Registration Statement and (ii) $0.75. On March 17, 2025, the Company issued 166,667 shares (Note 13) in satisfaction of this obligation. On March 18, 2025, the Company and Helena entered into a first amendment to ELOC Agreement, which allows Helena to permit Secondary Advances, as defined in the amendment, as well as to update references to “Common Stock” in the ELOC Agreement to “Common Shares”.

As at April 30, 2025, $481,530 have been drawn against the ELOC through the issuance of 1,606,000 shares (Note 13).

8.	Accounts payable and accrued liabilities

	April 30, 2025	July 31, 2024
Accounts payable	$1,269,316	$5,503,968
Accrued liabilities	6,243,369	492,925
Excise taxes payable	2,410,973	-
Income taxes payable	99,256	101,009
	$10,022,914	$6,097,902

9.	Convertible debentures

Devvio Tranche (Related Party Convertible Debt)

On January 12, 2024, the Company closed an unsecured convertible notes offering in the principal amount of $100,000 with Devvio that will bear interest at a rate of 5.3% per annum, is payable at maturity, subject to acceleration if the Company completes the De-SPAC transaction and the debentures are not converted. The maturity was November 6, 2024. The Company has the right to prepay the whole or any portion of the principal amount, and together with any accrued interest, at any time prior to the maturity date without notice or a penalty payment. Devvio is a related party to the Company through its ownership of the Company’s shares, and one of Devvio’s officers, directors and principal owners was a director of the Company during the year ended July 31, 2024 and the nine months ended April 30, 2025.

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
For the nine months ended April 30, 2025 and 2024
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

Upon the crystallization of the conversion price, the conversion option met the definition of equity under Topic 815 and bifurcation is no longer required.  The fair value of the conversion option was remeasured on November 6, 2024 to be $176,000 and was transferred into equity. The fair value was estimated using the Black-Scholes Option Pricing mode using the following assumptions: expected dividend yield - 0%, expected volatility - 275%, risk-free interest rate – 3.10% and an expected remaining life – 0.6 years.

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

•	The shares are thereafter exchanged for common shares of the Company at the Common Conversion Ratio.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
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

The Focus Impact Partners Convertible Debt were determined to be a financial instrument comprising a host debt component and a conversion feature which is an embedded derivative that required bifurcation. On initial recognition, the embedded derivative was valued first, and the residual value was assigned to the host financial debt component. The total fair value of the derivative liabilities at the various issuance dates for the proceeds received during the year ended July 31, 2024 was estimated to be $25,800 as valued using the Monte Carlo model. The total fair value of the derivative liabilities at the various issuance dates for the proceeds received during the nine months ended April 30, 2025 was estimated to be $65,750 as valued using the Monte Carlo model.

The June 2024 Amendment had no impact on the classification of the convertible debenture and therefore, the conversion feature was considered a derivative before and after the modification.  As there was no change to the host instrument cash flows as a result of this change, the 10% test was not met and therefore, there was no extinguishment of the host debt as a result of this change.

As the conversion option was bifurcated before and after the modification, the change in the fair value of the conversion feature was recognized as the loss on revaluation of the derivative liabilities through the consolidated statement of operations and comprehensive income (loss).

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
For the nine months ended April 30, 2025 and 2024
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

The Envviron Tranche convertible debentures were determined to be a financial instrument comprising a host debt component and a conversion feature which is an embedded derivative that required bifurcation. On initial recognition, the embedded derivative was valued first, and the residual value was assigned to the host financial debt component. The fair value of the derivative liability at issuance was estimated to be $2,750 using the Monte Carlo model.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
9.	Convertible debentures (continued)

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
Additional Focus Impact Partners Convertible Debt (Related Party Convertible Debt)

On March 19, 2025, the Company closed a convertible note offering in the principal amount of $218,000 with Focus Impact Partners that will bear interest at a rate of 5.3% per annum, with a maturity date of March 19, 2027 (“Additional Convertible Debt”).

The principal loan amount and any accrued interest under the Additional Convertible Debt are convertible into common stock of the Company at the option of the holder at a 25% discount to the 20-day volume weighted average price of the Company’s shares. The Company has a right to prepay the whole or any portion of the principal amount, together with any accrued interest, at any time prior to the maturity date without notice or a penalty payment.

Due to the absence of a floor conversion price, the Additional Convertible Debt was determined to be a financial instrument comprising a host debt component and a conversion feature which is an embedded derivative that required bifurcation. On initial recognition, the embedded derivative was valued first, and the residual value was assigned to the host financial debt component. The fair value of the derivative liabilities at issuance was estimated to be $72,500 as valued using the Monte Carlo model. The fair value of the derivative liabilities during the nine months ended April 30, 2025 was estimated to be $72,500 as valued using the Monte Carlo model.

A continuity of the Company’s convertible debentures is as follows:

Balance as at August 1, 2023	$-
Issued	920,000
Fair value of embedded derivative	(73,550)
Transaction costs	(36,484)
Accretion	52,552
Interest	19,026
Balance as at July 31, 2024	$881,544
Issued	3,686,133
Fair value of embedded derivative	(138,250)
Accretion	226,853
Interest	149,905
Accrued interest transferred to accrued liabilities	(21,130)
Extinguishment	(3,982,650)
Assumed on RTO	3,345,000
Balance as at April 30, 2025	$4,147,405

The face value of the convertible debentures as of April 30, 2025 was $4,550,650.

Below is a continuity of the embedded derivative liabilities:

Balance as at August 1, 2023	$-
Derivative liability component	73,550
Change in fair value of derivative liabilities	845,700
Balance as at July 31, 2024	$919,250
Derivative liability component	138,250
Change in fair value of derivative liabilities	(719,000)
Transferred to equity	(266,000)
Balance as at April 30, 2025	$72,500

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
The key inputs used in the Monte Carlo model for the derivative liabilities were as follows:

	At initial measurement (for the year ended July 31, 2024)	As at July 31, 2024	At initial measurement (for the period ended April 30, 2025)	As at April 30, 2025
Probability of De-SPAC Transaction closing	90%	90%	90% - 99%	N/A
Risk-free interest rate	4.60% - 4.87%	4.27% - 4.38%	0.61% - 4.25%	2.48%
Expected term (years)	0.35 – 0.82	0.26 - 0.54	0.01 – 2.00	1.88
Expected annual volatility for the Company	90% - 145%	85% - 112%	92.5% - 150%	150%
Expected annual volatility for Focus Impact	2.5% - 5%	2.5%	2.5% - 100%	N/A
Common conversion ratio	0.083 - 0.155	0.083	0.063 – 0.1462	N/A
Foreign exchange rate	0.727 - 0.747	0.7242	0.718 – 0.734	N/A

As at April 30, 2025, the conversion options attached to the Devvio Tranche, the Focus Impact Partners Convertible Debt, the Envviron Tranche, and the New Convertible Debt meet the definition of equity under Topic 815, and are accordingly no longer presented as derivative liabilities. Only the conversion option attached to the Additional Convertible Debt is presented as derivative liabilities.

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

In the event the Company does not complete a De-SPAC transaction by October 8, 2024 (270 days from the issuance date of the notes), the principal and accrued interest are automatically convertible into units consisting of one SVS and half of a share purchase warrant, as follows:

10.	Mandatory convertible debentures (continued)

•	At a conversion price equal to the greater of (a) the 30-day VWAP of the shares on Cboe Canada stock exchange and (b) CAD$1.03.
•
Each warrant will carry the right to purchase a share with an exercise price equal to the greater of (a) a 20% premium on the 30-day VWAP and (b) the floor price of CAD$1.03. The warrants will expire 2 years after the conversion date.

The conversion price is subject to certain anti-dilution provisions.

The mandatory convertible debentures were liabilities classified and initially recorded at fair value with subsequent changes in fair value being recorded in profit and loss (“FVTPL”). The initial fair value was estimated to be $100,000. During the year ended July 31, 2024, the Company recognized a change in fair value of $27,500 using a Monte Carlo Simulation. In October 2024, the mandatory convertible debentures were revalued to $57,000 using a Monte Carlo Simulation and were converted to 22,448 shares of the Company. The debenture holders were also supposed to receive 11,224 warrants, which have fair value of $456 as of April 30, 2025. As of the date of these financial statements, these warrants have not yet been issued. The Company recorded a gain on revaluation during the nine months ended April 30, 2025 of $70,500.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
In connection with the issuance of these mandatory convertible debentures, the Company incurred $7,545 in directly attributable transaction costs which were recorded immediately in the consolidated statement of profit and loss as general and administrative expenses.

Continuity of the Company’s mandatory convertible debentures is as follows:

Balance as at August 1, 2023	$-
Issued	100,000
Change in fair value of mandatory convertible debentures	27,500
Balance as at July 31, 2024	$127,500
Change in fair value of mandatory convertible debentures	(70,500)
Conversion of debentures	(57,000)
Balance as at April 30, 2025	$-

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
Changes to warrant liability during the nine months ended April 30, 2025

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

As at April 30, 2025, the fair value of the liability classified warrants were remeasured at $1,703,857 using the Black-Scholes option pricing model, with the following assumptions (weighted average): expected dividend yield - 0%, expected volatility - 97%, risk-free interest rate – 2.67% and an expected remaining life of 4.49 years. The Company recognized ($5,788,337) as a change in fair value for the period ended April 30, 2025.

11.	Warrant liabilities (continued)

The following is a continuity of the Company’s derivative warrant liabilities:

Balance as at July 31, 2024	$-
Warrants fair value upon change in functional currency (Note 2)	454,571
Warrants issued upon De-SPAC transaction (Note 4)	7,196,286
Warrants to be issued (mandatory convertible debentures)	7,500
Change in fair value of warrant liabilities (exercised warrants)	162,396
Change in fair value of warrant liabilities (expired warrants)	(25,067)
Fair value of warrants exercised	(303,492)
Change in fair value of warrant liabilities	(5,788,337)
Balance as at April 30, 2025	$1,703,857

12.	Stock option liabilities

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
Changes to stock option liability during the nine months ended April 30, 2025

As at April 30, 2025, the fair value of the liability classified stock options were remeasured at $35,649 using Black-Scholes option pricing model, with the following assumptions (weighted average): expected dividend yield - 0%, expected volatility - 96%, risk-free interest rate – 2.79% and an expected remaining life of 5.48 years. The Company recognized ($294,441) as a change in fair value for the period ended April 30, 2025, which is presented within salaries and wages.

The following is a continuity of the Company’s derivative stock option liabilities:

Balance as at July 31, 2024	$-
Stock options fair value upon change De-SPAC transaction (Note 4)	330,090
Change in fair value of stock option liabilities	(294,441)
Balance as at April 30, 2025	$35,649

13.	Share capital

(a)	Authorized

The Company is authorized to issue an unlimited number of common stock without par value.

(b)	Shares issued

Shares issued during the nine months ended April 30, 2025

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

On November 6, 2024, the Company completed the De-SPAC transaction (Note 4), with each of former Devv Holdings shares converted to securities of the Company on a 1 to 0.152934 basis. All disclosures in these financial statements on number of shares have been accordingly converted on the same basis. 5,159,209 shares with a fair value of $3,147,117 were retained by former shareholders of the Company as consideration for the De-SPAC transaction.

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

•	1,694,808 shares to various parties for gross proceeds of $2,250,000, of which $20,000 remain receivable as of April 30, 2025.
•
500,000 shares with a fair value of $305,000 as a commitment fee in connection the ELOC Agreement with Helena I (Notes 7 and 17). The fair value of the shares is recognized as deferred financing costs of the Company.

•	3,249,876 shares with a fair value of $1,982,424 for the acquisition of carbon credits, and for deposits on carbon credits purchases (Note 5).

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
13.	Share capital (continued)

(b)	Shares issued (continued)

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

On March 17, 2025, the Company issued 166,667 shares with a fair value of $58,333 in accordance with the ELOC Agreement with Helena I (Note 7) in satisfaction of the $125,000 commitment (Note 17) upon the effectiveness of the Helena I Registration Statement.

In March 2025, the Company issued 1,606,000 shares in accordance with the ELOC Agreement with Helena I (Note 7) for gross proceeds of $481,530.

Shares issued during the nine months ended April 30, 2024

On August 4, 2023 the Company issued 91,760 shares for the exercise of 91,760 share purchase warrants, at an exercise price of CAD$1.31 per share.

On August 22, 2023 the Company issued 63,722 shares for the exercise of 63,722 share purchase warrants, at an exercise price of CAD$1.31 per share.

On September 22, 2023 the Company issued 25,489 shares for the exercise of 25,489 share purchase warrants, at an exercise price of CAD$1.31 per share.

(c)	Share purchase warrants

The continuity of share purchase warrants is as follows:

	Number of warrants	Weighted Average Exercise price	Remaining life (Years)
Balance, July 31, 2023	1,509,817	$4.25	1.85
Exercised	(180,971)	$0.97	-
Balance, July 31, 2024	1,328,846	$4.72	0.67
Issued on RTO (Note 4)	22,699,987	$1.52	-
Exercised	(91,760)	$0.95	-
Expired	(1,038,016)	$5.67	-
Balance, April 30, 2025	22,899,057	$1.52	4.74

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
13.	Share capital (continued)

As at April 30, 2025, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiry date
12,999	CAD$13.08	June 30, 2025
186,071	CAD$1.31	September 29, 2026
22,699,987*	$1.52	November 6, 2029
22,899,057
*Each warrant exercisable for 0.9692 common stock.

All of the warrants outstanding are liability classified (Note 11).

The Company has 11,224 warrants with an exercise price of CAD$6.73 to be issued as of April 30, 2025.

(d)	Options

The continuity of the Company’s stock options is as follows:

	Number of options	Weighted average exercise price
Outstanding, October 31, 2024 and July 31, 2024	627,786	$4.01
Forfeited	(13,991)	$3.79
Granted	500,000	$0.23
Cancelled	(27,301)	$3.79
Outstanding, April 30, 2025	1,086,494	$2.28
Exercisable, July 31, 2024	334,964	$4.01
Exercisable, April 30, 2025	446,102	$3.99

As at April 30, 2025, the weighted average remaining contractual life of outstanding options is 5.15 years (July 31, 2024 – 7.09 years).

As at April 30, 2025, the following stock options were outstanding and exercisable:

Number of options outstanding	Exercise price	Expiry date	Number of options exercisable
26,763	CAD$5.24	January 17, 2028	26,763
91,760	CAD$5.24	February 6, 2028	91,760
84,113	CAD$7.26	May 15, 2028	53,909
7,646	CAD$7.72	June 26, 2028	5,734
229,398	CAD$5.24	January 17, 2032	160,578
45,880	CAD$5.24	March 1, 2032	32,116
9,176	CAD$5.24	March 14, 2032	6,424
76,466	CAD$5.24	October 12, 2032	53,526
15,292	CAD$5.24	February 6, 2033	15,292
500,000	$0.23	March 26, 2030	-
1,086,494			446,102

Stock options issued during the nine months ended April 30, 2025

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
13.	Share capital (continued)

On March 26, 2025, 500,000 stock options with an exercise price of $0.23 and a term of 5 years was granted to officers of the Company. One-third of the options vest 12 months from grant date, and the remaining two-thirds vest monthly in 24 equal installments. The stock options are equity classified.

Stock options issued during the nine months ended April 30, 2024

No stock options were granted during the nine months ended April 30, 2024.

Share-based compensation – Options

Share-based payments relating to the vesting of options for the nine months ended April 30, 2025 was $52,855 (2024 - $572,041) and is recorded as salaries and wages on the consolidated statement of operations.

As of November 6, 2024, upon the listing of the Company’s shares on the NASDAQ, 586,494 stock options outstanding are liability classified (Note 12).

As of April 30, 2025, the total intrinsic value of options outstanding and exercisable was $Nil and $Nil, respectively. The intrinsic value of outstanding stock options is based on the company’s closing stock price on April 30, 2025.

(e)	Restricted stock units (“RSUs”)

The continuity of the Company’s RSU’s is as follows:

Number of RSU’s
Outstanding, July 31, 2023	1,036,892
Granted	177,949
Outstanding, July 31, 2024	1,214,841
Granted	305,867
Forfeited	(37,541)
Outstanding, April 30, 2025	1,483,167

RSUs granted during the nine months ended April 30, 2025

On March 26, 2025, 305,867 restricted stock units were granted to an officer of the Company. 70% of the RSUs vest on grant date, the remaining restricted stock units vest in equal 15% installments annually.

RSUs granted during the nine months ended April 30, 2024

No RSUs were granted during the nine months ended April 30, 2024.

As at April 30, 2025, the Company had 1,483,167 (July 31, 2024 – 1,214,841) restricted stock units (“RSUs”) outstanding, of which 1,009,027 (July 31, 2024 – 259,988) had vested. All vested RSU’s are to be settled by December 31st of the calendar year in which the RSUs vest.

As at April 30, 2025, the following RSUs were outstanding and vested:

Number of RSUs outstanding	Grant date	Number of RSUs Vested
9,176	November 30, 2021	9,176
382,335	December 24, 2021	267,634
10,094	March 1, 2022	10,094
627,029	March 14, 2022	452,684
148,666	July 30, 2024	55,332
305,867	March 26, 2025	214,107
1,483,167		1,009,027

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
Stock-based compensation – RSU’s

Share-based payments relating to the vesting of RSUs for the nine months ended April 30, 2025 was $431,722 (2024 - $476,709) and is recorded as salaries and wages on the consolidated statement of operations.

13.	Share capital (continued)

(f)	Weighted average common shares outstanding

	Nine months ended April 30,	Nine months ended April 30,	Three months ended April 30,	Three months ended April 30,
	2025	2024	2025	2024

Net income (loss)	$(5,091,435)	$(6,828,193)	$3,522,625	$(1,717,619)

Weighted average number of shares:
Issued common shares at the beginning of the period	11,638,713	11,457,741	28,343,067	11,638,712
Effect of common shares issued during the period	10,885,479	169,120	803,206	-
Weighted average number of shares - basic	22,524,192	11,626,861	29,146,273	11,638,712
Restricted Stock Units in issuance	-	-	1,483,167	-
Weighted average number of shares - diluted	22,524,192	11,626,861	30,629,440	11,638,712

Net income (loss) per share, basic	$(0.23)	$(0.59)	$0.12	$(0.15)
Net income (loss) per share, diluted	$(0.23)	$(0.59)	$0.12	$(0.15)

14.	Related party transactions and balances

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

At April 30, 2025, the Company had amounts owing and accrued liabilities of $484,911 (July 31, 2024 - $478,072) payable to directors and officers of the Company for salaries, expense reimbursements and professional fees. These amounts are non-interest bearing and have no terms of repayment.

During the nine months ended April 30, 2025, the Company accrued wages and management fees of $603,417 and $159,000 (2024 - $473,923 and $118,074), respectively, to officers of the Company.

During the nine months ended April 30, 2025, the Company accrued interest of $149,905 (2024 - $7,224) on convertible debentures payable to related parties (Note 9).

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
During the nine months ended April 30, 2025, the Company amended the terms of convertible debentures payable to Focus Impact Partners and Focus Impact Sponsor, and issued an Additional Convertible Note to Focus Impact Partners (Note 9).

During the nine months ended April 30, 2025, the Company issued 557,290 common shares with a fair value of $585,155 to Focus Impact Partners in consideration for a strategic consulting agreement (Note 13).

14.	Related party transactions and balances (continued)

During the year ended July 31, 2024, the Company issued convertible debentures to Devvio and Envviron (Note 9).  During the nine months ended April 30, 2025, these loans were amended to extend their maturities.

During the year ended July 31, 2024, the Company signed an amended strategic partnership agreement with Devvio (Note 17).

15.	Financial instruments

As at April 30, 2025, the Company’s financial instruments consist of cash, GST receivable, corporate taxes receivable, deposit on carbon credits purchase, accounts payable and accrued liabilities, convertible debentures, mandatory convertible debentures, warrant liabilities, stock option liabilities, stop loss provision liabilities and derivative liabilities. The Company classifies cash, GST receivable, corporate taxes receivable, and deposit on carbon credits purchase as financial assets held at amortized cost.  The Company classifies accounts payable and accrued liabilities as financial liabilities which are held at amortized cost. The Company’s mandatory convertible debentures, warrant liabilities, stock option liabilities, and stop loss provision liabilities are carried at FVTPL. The Company’s convertible debentures are hybrid instruments where the debt host component is held at amortized cost and the embedded derivative was measured at FVTPL, until upon their amendments (Note 9), or the completion of the De-SPAC transaction (Note 4) of the Company, when they met the criteria for equity classification and were transferred to equity.

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

The Company’s financial assets are cash, trade receivable, GST receivable, corporate taxes receivable, and deposit on carbon credits purchase. The Company’s maximum exposure to credit risk, as at period end, is the carrying value of its financial assets, being $975,650. The Company holds its cash with a major financial institution and with a publicly traded payment processing company therefore minimizing the Company’s credit risk.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
15.	Financial instruments (continued)

As at April 30, 2025, the Company had cash of $4,002 to settle the contractual obligation of current liabilities of $10,877,745 which fall due for payment within twelve months of the statement of financial position. All of the Company’s contractual obligations are current and due within one year.

(c)	Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or value of its holdings or financial instruments.  At April 30, 2025, the Company has minimal exposure to these risks.

16.	Segmented information

The Company operates in one reportable operating segment – the development and monetization of environmental assets.  The Company has not generated revenue to date and as such has no reportable segment revenues.  The Company’s assets are located in Canada.

17.	Commitments and contingencies

•
On September 12, 2023, the Company amended its existing strategic partnership agreement with Devvio, a related party. The Company has committed to making specific payments to Devvio. They will provide a minimum advance of $1,000,000 by August 1, 2024, followed by $1,270,000 by August 1, 2025 and August 1, 2026. Additionally, starting from 2027, if advance royalty payments fall below $1,000,000 in any year, Devvio has the right to terminate the Strategic Partnership Agreement.  On July 8, 2024, the parties further amended the agreement such that the minimum advances extended by one year and are now due as follows: $1,000,000 by August 1, 2025, followed by $1,270,000 by August 1, 2026 and August 1, 2027. Additionally starting in calendar year 2028, if advance royalty payments fall below $1,000,000 in any year, Devvio has the right to terminate the Strategic Partnership Agreement.

•
On February 16, 2024, the Company entered into a licensing agreement with Greenlines Technology Inc. for the use of certain technologies. The Company has agreed to pay $42,000 within 15 days of the closing of the BCA. Such amount was paid on November 26, 2024. Commencing January 1, 2025, the Company has agreed to pay an annual fee of $12,000 of the first day of each calendar year for the use of the technology. The amounts due on January 1, 2025 are yet to be paid as of April 30, 2025. The Company has accrued $4,000 in connection with the annual fee payable as of April 30, 2025.

•
On October 29, 2024, the Company entered into the ELOC Agreement with Helena I (Note 7). Following the closing of the De-SPAC Transaction and the Helena I Registration Statement becoming effective, the Company is to issue to Helena I common shares equal to $125,000 divided by the greater of (i) the lowest one-day VWAP during the five trading days immediately preceding the effectiveness date of such Registration Statement and (ii) $0.75. The Company issued 166,667 shares in satisfaction of this commitment on March 17, 2025.

•
On November 13, 2024, the Company entered into a strategic consulting agreement with Focus Impact Partners, pursuant to which the Focus Impact Partners will provide the Company with certain consulting services (“Strategic Consulting Agreement”) in consideration of an annual consulting fee of $500,000, which will be payable in quarterly installments of $125,000 starting with an initial payment for the period beginning December 31, 2023. Fees due under the Strategic Consulting Agreement shall accrue and not be payable until (a) the Company has successfully raised $5,000,000 in outside debt and/or equity capital, cumulatively since the period beginning December 31, 2023 or (b) the Company has 2 or more consecutive quarters of positive cash flow from operations. As of April 30, 2025, neither conditions have been met. DevvStream Corp. will pay the Focus Impact Partners additional consulting fees as to be mutually agreed consistent with market practice in connection with any acquisition, merger, consolidation, business combination, sale, divestiture, financing, refinancing, restructuring or other similar transaction. The Strategic Consulting Agreement has a term of three years unless terminated early with at least 120 days advance notice and will be automatically extended for successive one-year periods at the end of each year unless either party provide a written notice of its desire not to automatically extend at least 120 days prior to the end of each year during the term of the Strategic Consulting Agreement.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the nine months ended April 30, 2025 and 2024
•
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At April 30, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

18.	Subsequent events

Issuance of shares
In May 2025, the Company issued 3,346,000 shares in accordance with the ELOC Agreement with Helena I (Note 7) for gross proceeds of $1,051,857.
Return of carbon credits and cancellation of shares
On May 6, 2025, the Company entered into an agreement with a vendor of carbon credits for the return of the 1,500,000 consideration shares received for cancellation in return for the carbon credits (Note 5).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DEVVSTREAM

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with DevvStream’s unaudited condensed consolidated interim financial statements and related notes for the three and nine months ended April 30, 2025 and 2024 (“interim financial statements”), which have been prepared in accordance with US GAAP and are included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those described in our other SEC filings, including those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in our Current Report on Form 8-K/A filed with the SEC on March 7, 2025. All figures are in US dollars unless otherwise noted. Unless the context otherwise requires, for the purposes of this section, “DevvStream,” “we,” “us,” “our,” or the “Company” refer to DevvStream Corp. , a company existing under the Laws of the Province of Alberta, Canada, and its subsidiaries.

Company Overview

DevvStream is a technology-based sustainability company that advances the development and monetization of environmental assets, with an initial focus on carbon markets.  The Company's mission is to create alignment between sustainability and profitability, helping organizations achieve their climate initiatives while directly improving their financial health.

With a diverse approach to the International Renewable Energy Certificate (“I-REC”) and carbon market, DevvStream operates across three strategic domains: (1) an offset portfolio consisting of I-REC’s, nature-based, tech-based, and carbon sequestration credits for immediate sale to corporations and governments seeking to offset their most difficult-to-reduce emissions; (2) project investment, acquisitions, and industry consolidation to extend the Company's reach, allowing it to become a full end-to-end solutions provider; and (3) project development, where the Company serves as project manager for eligible activities such as EV charging in exchange for a percentage of generated credits.

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

Recent Developments

Change in Functional Currency

Effective August 1, 2024, the Company reassessed its functional currency and the functional currency of its subsidiaries due to changes in underlying transactions, events, and conditions. As a result of this reassessment, the Company determined that its functional currency changed from the Canadian dollar (“CAD$”) to the United States dollar (“US$”) for DevvStream Holdings Inc. and its subsidiary, Devv Stream Inc. (“DESG”). The functional currency for DevvESG Streaming Finco Ltd. (“Finco”), another subsidiary of ours, remained CAD$. This change aligns with the business's future focus and the effective date of the Focus Impact Acquisition Corp.'s Form S-4 Registration Statement with the SEC, a crucial part of the De-SPAC transaction closing.  The change in functional currency was accounted for prospectively from August 1, 2024, with no impact on prior year comparative information. Upon the change in functional currency on August 1, 2024, 1,220,668 of the Company’s warrants which had strike prices denominated in CAD$ were reclassified as warrant liabilities. Determining the functional currency involved significant judgments to assess the primary economic environment in which the Company operates, including factors such as the currency of underlying transactions, the location of key operations, and the currency of expected cash flows. Upon the completion of the De-SPAC Transaction on November 6, 2024, 627,786 of the Company’s stock options which had strike prices denominated in CAD$ were reclassified as stock option liabilities, as exemptions from classification from derivative liability classification under ASC 718-10-25-14 that were previously applicable upon change in functional currency no longer apply upon the commencement of trading of the Company’s common shares on the NASDAQ.

Results of Operations — Three Months Ended April 30, 2025 Comparison Against the Three Months Ended April 30, 2024

	For the Three Months Ended April 30, 2025 $	For the Three Months Ended April 30, 2024 $
Revenue	10,164	-
Cost of sales	(2,688)	-
Gross profit	7,476	-
Sales and marketing	155,496	38,756
Depreciation	231	450
General and administrative	235,972	103,229
Professional fees	841,536	942,688
Salaries and wages	279,109	201,570
Share-based compensation	74,699	262,433
Total operating expenses	(1,587,043)	(1,549,126)
Accretion and interest expense	(133,172)	(33,133)
Loss on investment in associate	(298,804)	-
Change in fair value of derivative liabilities	-	500
Change in fair value of convertible debt-FVTPL	-	(50,000)
Change in the fair value of warrant liabilities	5,641,785	-
Foreign exchange gain (loss)	(31,100)	(85,860)
Impairment of carbon credits	18	-
Stop-loss provision	(76,535)	-
Net income (loss)	3,522,625	(1,717,619)

During the three months ended April 30, 2025, we incurred a net income of $3,522,625 compared to net loss of $1,717,619 for the three months ended April 30, 2024. An analysis of the increase in net income of $5,240,244, including the major components thereof, is set forth below.

Share-based compensation

During the three months ended April 30, 2025, we incurred share-based compensation of $74,699 compared to share-based compensation of $ 262,433 for the three months ended April 30, 2024. Share-based payments relating to the vesting of RSUs increased by $61,020. Share-based payments relating to the vesting of Options decreased by $248,754.

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

Professional fees

During the three months ended April 30, 2025, we incurred $841,536 in professional fees, as compared to $942,688 during the three months ended April 30, 2024. The legal fees for both periods mainly related to the Business Combination.

Salaries and wages

During the three months ended April 30, 2025 and 2024, we incurred salaries and wages of $279,109 and $201,570, respectively, the majority of which were to officers of the Company.

Sales and marketing

Sales and marketing expenses for the three months ended April 30, 2025 and 2024 amounted to $155,496 and   $38,756, respectively. These costs primarily related to publications, industry events and investor relations subsequent to our successful closing of the Business Combination.

General and administrative

General and administrative expenses for the three months ended April 30, 2025 and 2024 amounted to $235,972 and $103,229, respectively, and primarily comprised of insurance costs, filing fees and rent. The increase is primarily due to an increase in filing fees as a result of listing on the NASDAQ.

Loss on investment in associate

On November 6, 2024, the Company received 2,000,000 shares in Monroe Sequestration Partners, LLC  (“MSP”), in connection with an agreement to acquire a stake in MSP in exchange for 2,000,000 shares of the Company that was entered into on October 28, 2024. At the time of acquisition, the 2,000,000 shares of MSP received by the Company represented 50% of MSP’s shares outstanding. During the 3 months ended April 30, 2025, the Company’s share of MSP’s loss was $298,804.

Change in fair value of warrant liabilities

Effective August 1, 2024, the Company reassessed its functional currency and the functional currency of its subsidiaries due to changes in underlying transactions, events, and conditions. As a result of this reassessment, the Company determined that its functional currency changed from the Canadian dollar (“CAD$”) to the United States dollar (“US$”) for DevvStream Holdings Inc. and DESG. Finco’s functional currency remained CAD$. This change aligns with the business's future focus and the effective date of the Focus Impact Acquisition Corp.'s Form S-4 Registration Statement with the SEC, a crucial part of the De-SPAC transaction closing.  The change in functional currency was accounted for prospectively from August 1, 2024, with no impact on prior year comparative information. The Company’s presentation currency is and continues to be the United States dollar.

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

During the three months ended April 30, 2025, we recognized a gain of $5,641,785 due to period end fair value remeasurement. Please refer to Note 11 of the interim financial statements.

Foreign exchange loss

During the three months ended April 30, 2025, we recognized a foreign exchange loss of $31,100.  During the three months ended April 30, 2024, we recognized a foreign exchange loss of $85,860. The foreign exchange gains result from fluctuations in the Canadian dollar against the US dollar, as we hold cash balances and have accounts payable denominated in both Canadian and US dollars.

Stop-loss provision

On November 6, 2024, concurrent with the completion of the business combination, the Company issued 3,249,876 common shares in consideration for carbon credit purchase agreements.

All of the agreements contain adjustment clauses whereby if the Company’s share price falls below the respective purchase prices outlined in the agreements, in the 12 to 18 months following November 6, 2024, the Company is obligated to issue additional shares to cover the shortfall. The Company has assessed that the potential liability associated with the stop-loss provision for carbon credits received as of April 30, 2025 is $1,101,248.

Results of Operations — Nine Months Ended April 30, 2025 Comparison Against the Nine Months Ended April 30, 2024

	For the Nine Months Ended April 30, 2025 $	For the Nine Months Ended April 30, 2024 $
Revenue	10,164	-
Cost of sales	(2,688)	-
Gross profit	7,476	-
Sales and marketing	832,188	365,406
Depreciation	953	1,374
General and administrative	627,377	393,231
Professional fees	6,846,934	4,263,900
Salaries and wages	823,016	617,400
Share-based compensation	190,136	1,048,750
Total operating expenses	(9,320,604)	(6,690,061)
Accretion and interest expense	(378,718)	(35,676)
Loss on investment in associate	(405,654)	-
Change in fair value of derivative liabilities	719,000	(50,700)
Change in fair value of mandatory convertible debentures	70,500	-
Change in the fair value of warrant liabilities	5,651,008	-
Foreign exchange gain (loss)	(24,428)	(51,756)
Gain on settlement of debt	899,015	-
Impairment of carbon credits	(1,207,782)	-
Stop-loss provision	(1,101,248)	-
Net loss	(5,091,435)	(6,828,193)

During the nine months ended April 30, 2025, we incurred a net loss of $5,091,435 compared to net loss of $6,828,193 for the nine months ended April 30, 2024. An analysis of the decrease in net loss of $1,736,758, including the major components thereof, is set forth below.

Loss on investment in associate

On November 6, 2024, the Company received 2,000,000 shares in Monroe Sequestration Partners, LLC  (“MSP”), in connection with an agreement to acquire a stake in MSP in exchange for 2,000,000 shares of the Company that was entered into on October 28, 2024. At the time of acquisition, the 2,000,000 shares of MSP received by the Company represented 50% of MSP’s shares outstanding. During the nine months ended April 30, 2025, the Company’s share of MSP’s loss was $405,654.

Share-based compensation

During the nine months ended April 30, 2025, we incurred share-based compensation of $190,136 compared to share-based compensation of $1,048,750 for the nine months ended April 30, 2024. Share-based payments relating to the vesting of options decreased by $813,627 during the nine months ended April 30, 2025 compared to the nine months ended April 30, 2024. Share-based payments relating to the vesting of RSU’s decreased by $44,987.

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

Professional fees

During the nine months ended April 30, 2025, we incurred $6,846,934 in professional fees, the majority of which relate to legal, audit and accounting fees incurred relating to the Business Combination. During the nine months ended April 30, 2024, we incurred $4,263,900 in professional fees, the majority of which relate to legal fees incurred relating to the Business Combination.

Salaries and wages

During the nine months ended April 30, 2025 and 2024, we incurred salaries and wages of $823,016 and $617,400 respectively, the majority of which were to officers of the Company.

Sales and marketing

Sales and marketing expenses for the nine months ended April 30, 2025 and 2024 amounted to $832,188 and $365,406, respectively. These costs primarily related to publications and industry events and investor relations subsequent to our successful closing of the Business Combination.

General and administrative

General and administrative expenses for the nine months ended April 30, 2025 and 2024 amounted to $627,377 and $393,231, respectively, and primarily comprised of insurance costs, filing fees. The increase is a result of increased filing fees relating to the Business Combination, offset by a decrease in rent costs as the Company no longer leases office space in FY 2025.

Foreign exchange gain(loss)

During the nine months ended April 30, 2025 and 2024, we recognized a foreign exchange loss of $24,428 and a loss of $51,756, respectively. The foreign exchange gain is the result of fluctuations in the Canadian dollar against the US dollar, as we hold cash balances and have accounts payable denominated in both Canadian and US dollars.

Change in fair value of derivative liabilities and mandatory convertible debenture

During the nine months ended April 30, 2025, we recognized a gain on derivative liabilities of $719,000 and a gain on mandatory convertible debentures of $70,500, respectively, related to the convertible debt financings completed in January 2024 and April 2024. Please refer to Note 9 of the interim financial statements.

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

Change in fair value of warrant liabilities

Effective August 1, 2024, the Company reassessed its functional currency and the functional currency of its subsidiaries due to changes in underlying transactions, events, and conditions. As a result of this reassessment, the Company determined that its functional currency changed from the Canadian dollar (“CAD$”) to the United States dollar (“US$”) for DevvStream Holdings Inc. and DESG. Finco’s functional currency remained CAD$. This change aligns with the business's future focus and the effective date of the Focus Impact Acquisition Corp.'s Form S-4 Registration Statement with the SEC, a crucial part of the De-SPAC transaction closing.  The change in functional currency was accounted for prospectively from August 1, 2024, with no impact on prior year comparative information. The Company’s presentation currency is and continues to be the United States dollar.

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

As a result of above, during the nine months ended April 30, 2025, we recognized a gain of $5,651,008 due to period end fair value remeasurement. Please refer to Note 11 of the interim financial statements.

Impairment of carbon credits and stop-loss provision

On November 6, 2024, concurrent with the completion of the business combination, the Company issued 3,249,876 common shares in consideration for carbon credit purchase agreements.

All of the agreements contain adjustment clauses whereby if the Company’s share price falls below the respective purchase prices outlined in the agreements, in the 12 to 18 months following November 6, 2024, the Company is obligated to issue additional shares to cover the shortfall. The Company has assessed that the potential liability associated with the stop-loss provision for carbon credits received as of April 30, 2025 is $1,101,248.

The Company is currently in dispute with one of the vendors for which 1,200,000 shares with a fair value of $658,800 was issued. At the date of these financial statements, the vendor has not delivered the carbon credits which are due under the contract and the Company has issued a demand letter to the vendor. Management has assessed that it is improbable that these carbon credits will be received and has recorded an impairment charge of $658,800 during the nine months ended April 30, 2025.

One of the carbon credit purchase agreements provides for the vendor to return the consideration shares received for cancellation in return for the carbon credits if a registration statement does not become effective within 45 days of the closing of the purchase agreement. As this deadline was not met, the vendor has triggered this clause under the agreement and is currently in negotiations with the Company to return 1,500,000 shares with a fair value of $549,000 issued under the contract in exchange for the carbon credits that were transferred to the Company.  Management has assessed that it is probable that the carbon credits will be returned to the vendor and has recorded an impairment charge of $548,982 during the nine months ended April 30, 2025.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to take into account changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing or manage the timing of our capital expenditures. As of April 30, 2025, we had a working capital deficit of $16,424,876 (current assets of $1,143,608, less current liabilities of $17,568,484) and as of July 31, 2024, we had a working capital deficit of $8,362,363 (current assets of $141,905, less current liabilities of $8,504,268).

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

Since our inception, we have incurred operating losses and have experienced negative cash flows from operations. We do not anticipate that cash on hand will be adequate to satisfy our obligations in the ordinary course of business over the next 12 months. Based on this assessment, we have material uncertainties about our business that cast substantial doubt about our ability to continue as a going concern. Accordingly, our ability to continue as a going concern is dependent upon our ability to raise sufficient funds to pay ongoing operating expenditures and to meet our obligations. See further discussion related to our ability to continue as a going concern within “— Critical Accounting Policies and Estimates.”

As of April 30, 2025 and July 31, 2024, we had $4,002 and $21,106 in cash, respectively. We are actively managing current cash flows until such time that we are profitable.

The chart below highlights our cash flows for the periods indicated:

	For the Nine Months Ended April 30, 2025 $	For the Nine Months Ended April 30, 2024 $
Net cash provided by (used in):
Operating activities	(4,763,601)	(1,421,362)
Investing activities	1,661,645	-
Financing activities	3,083,417	1,039,629
Effect of exchange rate changes on cash	1,435	(5,248)
(Decrease)/Increase in cash	(17,104)	(386,981)

Cash Used in Operating Activities

Our net cash used in operating activities is primarily due to cash payments for operating expenses that we incur in the day-to-day operations of the business. Net cash used in operating activities for the nine months ended April 30, 2025 was $4,763,601 compared to $1,421,362 for the nine months ended April 30, 2024. The loss for the nine months ended April 30, 2025 of $5,091,435 was offset by $4,384,826 in changes in working capital items and increased by $4,056,992 in non-cash items consisting mainly of the gain on warrant liability and gain on derivative liability, and offset by the impairment loss  and stop-loss provision on carbon credits. This compares to a loss of $6,828,193 for the prior period, that was offset by $4,225,710 in changes in working capital items and $1,181,121 in non-cash items consisting mainly of share-based compensation.

Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended April 30, 2025 was $1,661,645, consisting of the cash assumed upon the completion of the Business Combination. Net cash provided by investing activities for the nine months ended April 30, 2024 was $nil.

Cash Provided by Financing Activities

We have funded our business to date from the issuance of our common stock and convertible debentures through private placements, from proceeds from the exercises of warrants, and from loans from related parties.

Net cash provided by financing activities for the nine months ended April 30, 2025 was $3,083,417 compared to $1,039,629 for the nine months ended April 30, 2024. The following financing activities occurred during the nine months ended April 30, 2025:

(1)	Exercise of share purchase warrants:

On October 29, 2024, the Company issued 91,760 shares for the exercise of 91,760 share purchase warrants, at an exercise price of CAD$1.31 per share for gross proceeds of $86,237.

(2)	Non-brokered private placement of unsecured convertible notes:

On August 19, 2024, October 18, 2024, October 28, 2024, and November 1, 2024 the Company received additional proceeds of $41,500, $6,500, $7,650 and $12,000 under the amended terms of the Focus Impact Partners convertible debenture.  On March 19, 2025, the Company received proceeds of $218,000 under a new convertible debenture issued to Focus Impact Partners. Refer to Note 9 of our interim financial statements.

In October 2024, the mandatory convertible debentures were converted to 146,786 shares of the Company. Refer to Note 10 of the interim financial statements.

(3)	PIPE financing:

On November 6, 2024, the Company issued 1,694,808 shares to various investors for gross proceeds of $2,250,000, of which $20,000 remain receivable as of April 30, 2025.

(3)	ELOC drawdown:

In March 2025, the Company issued 1,606,000 shares in accordance with the ELOC Agreement with Helena Global Investment Opportunities I Ltd for gross proceeds of $481,530.

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

At April 30, 2025, the Company had amounts owing and accrued liabilities of $484,911 (July 31, 2024 - $478,072) payable to directors and officers of the Company for salaries, expense reimbursements and professional fees. These amounts are non-interest bearing and have no terms of repayment.

During the nine months ended April 30, 2025, the Company accrued wages and management fees of $603,417 and $159,000 (2024 - $473,923 and $118,074), respectively, to officers of the Company.

During the nine months ended April 30, 2025, the Company accrued interest of $149,905 (2024 - $7,224) on convertible debentures payable to related parties. Refer to Note 9 of our interim financial statements.

During the nine months ended April 30, 2025, the Company amended the terms of convertible debentures payable to Focus Impact Partners and Focus Impact Sponsor, LLC, with face values of $637,150 and $3,345,000, respectively. The convertible debentures have an amended maturity date of November 13, 2026, and the principal and interest are convertible into common stock of the Company at the option of the holder at a 25% discount to the 20-day volume weighted average price of the Company’s shares, subject to a floor of $0.867 per share. Focus Impact Partners is owned by two of the Company’s directors: Carl Stanton and Wray Thorn.

During the nine months ended April 30, 2025, the Company issued a new convertible debenture payable to Focus Impact Partners with face value of $218,000. The convertible debenture has a maturity date of March 19, 2027, and the principal and interest are convertible into common stock of the Company at the option of the holder at a 25% discount to the 20-day volume weighted average price of the Company’s shares.

During the nine months ended April 30, 2025, the Company issued 557,290 common shares to Focus Impact Partners in consideration for services provided to the Company pursuant to the strategic consulting agreement between the Company and Focus Impact Partners dated November 13, 2024. See, Contractual Obligations below.

During the year ended July 31, 2024, the Company issued convertible debentures to Devvio Inc. (‘Devio”) and Envviron SAS (“Envviron”),  who are related parties to the Company. The Devvio convertible debt had a principal amount of $100,000, while the Envviron convertible debt had a principal amount of $250,000.  Devvio owns in excess of 10% of the outstanding shares of the Company. Envirron is controlled by Ray Quintana, a former director of the Company who stepped down on November 7, 2024 upon completion of the Business Combination. On November 12, 2024, the maturity for the convertible debentures issued to Devvio and Envviron are extended to May 30, 2025.

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

On February 16, 2024, we entered into a licensing agreement with Greenlines Technology Inc. for the use of certain technologies. We agreed to pay $42,000 within 15 days of the closing of the BCA. Such amount was paid on November 26, 2024. Commencing January 1, 2025, we must pay an annual fee of $12,000 of the first day of each calendar year for the use of the technology. The amounts due on January 1, 2025 are yet to be paid as of April 30, 2025. The Company has accrued $4,000 in connection with the annual fee payable as of April 30, 2025.

Equity line of credit (“ELOC”) fee commitment with Helena Global Investment Opportunities I Ltd (“Helena I”)

On October 29, 2024, we entered into the ELOC Agreement with Helena I. Following the closing of the De-SPAC Transaction and the Helena I Registration Statement becoming effective, we are to issue to Helena I common shares equal to $125,000 divided by the greater of (i) the lowest one-day VWAP during the five trading days immediately preceding the effectiveness date of such Registration Statement and (ii) $0.75. The Company issued 166,667 shares in satisfaction of this commitment on March 17, 2025.

Strategic Consulting Agreement with Focus Impact Partners, LLC (“Focus Impact Partners”)

On November 13, 2024, we entered into a strategic consulting agreement with Focus Impact Partners, pursuant to which the Focus Impact Partners will provide us with certain consulting services (“Strategic Consulting Agreement”) in consideration of an annual consulting fee of $500,000, which will be payable in quarterly installments of $125,000 starting with an initial payment for the period beginning December 31, 2023. Fees due under the Strategic Consulting Agreement accrue and not be payable until (a) we have successfully raised $5,000,000 in outside debt and/or equity capital, cumulatively since the period beginning December 31, 2023 or (b) we have 2 or more consecutive quarters of positive cash flow from operations. As of April 30, 2025, neither conditions have been met. We will pay Focus Impact Partners additional consulting fees as to be mutually agreed consistent with market practice in connection with any acquisition, merger, consolidation, business combination, sale, divestiture, financing, refinancing, restructuring or other similar transaction. The Strategic Consulting Agreement has a term of three years unless terminated early with at least 120 days advance notice and will be automatically extended for successive one-year periods at the end of each year unless either party provide a written notice of its desire not to automatically extend at least 120 days prior to the end of each year during the term of the Strategic Consulting Agreement. Focus Impact Partners is owned by two of the Company’s directors: Carl Stanton and Wray Thorn.

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

Our risk exposures and the impact on our financial instruments are summarized below:

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our credit risk is primarily attributable to our liquid financial assets including cash. Our financial assets are cash, trade receivable, GST receivable, corporate taxes receivable, subscription receivable, and deposit on carbon credits purchase. Our maximum exposure to credit risk, as at period end, is the carrying value of our financial assets, being $975,650 and $106,764 as of April 30, 2025 and July 31, 2024, respectively. We hold cash with major financial institutions and with a publicly traded payment processing company therefore minimizing our credit risk.

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

As of April 30, 2025, we had cash of $4,002 to settle current liabilities of $10,877,745 which fall due for payment within twelve months of the statement of financial position. As of July 31, 2024, we had cash of $21,106 to settle current liabilities of $7,595,974 which fall due for payment within twelve months of the statement of financial position. All of our contractual obligations are current and due within one year.

Market Risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or value of its holdings or financial instruments.  At April 30, 2025, the Company has minimal exposure to these risks.

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

Capital Management

Capital is comprised of our shareholders’ deficiency and any debt that we may issue. Our objectives when managing capital are to maintain financial strength and to protect our ability to meet ongoing liabilities, to continue as a going concern, to maintain creditworthiness and to maximize returns for our shareholders over the long term, of which there can be no assurances. Protecting the ability to pay current and future liabilities includes maintaining capital above minimum regulatory levels, current financial strength rating requirements and internally determined capital guidelines and calculated risk management levels. We manage capital structure to maximize financial flexibility by making adjustments in response to changes in economic conditions and the risk characteristics of the underlying assets and business opportunities. We do not presently utilize any quantitative measures to monitor our capital, but rather we rely on our management’s expertise to sustain the future development of the business. Management reviews its capital management approach on an ongoing basis and believes that this approach, given our size, is reasonable.

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

Evaluation of Disclosure of Controls and Procedures

Based on an evaluation as of April 30, 2025, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting as described below. There have been no changes during the nine months ended April 30, 2025.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner.

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

Remediation Activities

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

Subsequent Events

Issuance of shares

In May 2025, the Company issued 3,346,000 shares in accordance with the ELOC Agreement with Helena I for gross proceeds of $1,051,857.

Return of carbon credits and cancellation of shares

On May 6, 2025, the Company entered into an agreement with a vendor of carbon credits for the return of the 1,500,000 consideration shares received for cancellation in return for the carbon credits.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended April 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective because we did not design or maintain an effective control environment commensurate with financial reporting requirements. Specifically, we did not consistently have documented evidence of review procedures and, due to resource limitations, did not always maintain segregation of duties between preparing and reviewing analyses, and reconciliations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2025, the Company issued 1,606,000 Common Shares in accordance with the ELOC Agreement to Helena 1 (Note 7) for gross proceeds of $481,530. The Common Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder.  Helena has represented to the Company that it is an accredited investor, as defined in Rule 501 of Regulation D promulgated under the Securities Act.

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

10.23	Amendment to Contribution and Exchange Agreement. (incorporated by reference to Exhibit 10.23 to the Form 10-Q filed on April 16, 2025).
21.1	List of Subsidiaries of DevvStream (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of June, 2025.

DEVVSTREAM CORP.

/s/ David Goertz
Name:	David Goertz
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)