Form 10-K
period 2025-07-31
DevvStream Corp.
filed 2025-11-06
CIK 1854480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ___________

Commission file number 001-40977

DEVVSTREAM CORP.
(Exact name of registrant as specified in its charter)

Alberta, Canada	86-2433757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2108 N St., Suite 4254 Sacramento, California (Address of principal executive offices)	95816 (Zip Code)
(647) 689-6041
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares	DEVS	The Nasdaq Capital Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant, was approximately $1,364,409 computed based upon a last sales price of $1.79 as reported by the Nasdaq Capital Market as of November 3, 2025.
As of November 3, 2025, there were 3,841,642 shares of the registrant’s Common Shares outstanding.

TABLE OF CONTENTS1

FORWARD LOOKING STATEMENTS AND CERTAIN CONSIDERATIONS

This report, along with other documents that are publicly disseminated by us, contains or might contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this report and in any subsequent filings made by us with the Securities and Exchange Commission (the “SEC”) other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially. We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. Examples of forward-looking statements include: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of our plans and objectives, (iii) statements of expected future economic performance, and (iv) assumptions underlying statements regarding us or our business. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “could,” “seeks,” “plans,” “intends,” “anticipates” “outlook,” “continues,” “approximately,” “predicts,” “estimates,” “projects,”  or “scheduled to” or the negatives of those terms, or other variations of those terms or comparable language, or by discussions of strategy or other intentions.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under the Item 1A “Risk Factors” in this Annual Report on Form 10-K. These factors include:

•	the Company’s ability to recognize the expected benefits of the Business Combination;
•	the Company’s Digital Asset Strategy and assets;
•	the Company’s ability to utilize its ELOC Agreement and to sell additional Convertible Notes to Helena (as such terms are defined below);
•	changes in the market price of Common Shares and the digital assets the Company owns;
•	the ability of the Company to maintain the listing of the Common Shares on Nasdaq;
•	future financial performance;
•	the impact from the outcome of any known and unknown litigation;
•	the ability of the Company to forecast and maintain an adequate rate of revenue growth and appropriately plan its expenses;
•	expectations regarding future expenditures of the Company;
•	the future mix of revenue and effect on gross margins of the Company;
•	changes in interest rates, rates of inflation, carbon credit prices and trends in the markets in which we operate;
•	the attraction and retention of qualified directors, officers, employees and key personnel;
•	the ability of the Company to compete effectively in a competitive industry
•	the ability to protect and enhance the Company’s corporate reputation and brand;
•
future development activities, including, but not limited to, acquiring interests in carbon reduction projects and carbon credits and the development of software and technological applications to carbon credit projects and carbon credits;

•	expectations concerning the relationships and actions of the Company and its affiliates with third parties;
•	the impact from future regulatory, judicial and legislative changes in the Company’s industry;
•	the ability to locate and acquire complementary products or product candidates and integrate those into the Company’s business;
•	future arrangements with, or investments in, other entities or associations;
•	competitive pressures from other companies in the industries in which the Company operates;
•	the growth and value of the global carbon credit or I-REC market traded value;
•	the impact of regulatory uncertainty and changes related to digital assets, including potential classification of digital assets as securities;

i

•
risks relating to the custody of our tokens, including the loss or destruction of private keys required to access our tokens and cyberattacks or other data loss relating thereto, including smart contract related losses and vulnerabilities; and

•	the volatility of the market price and liquidity or trading of the securities of the Company.

While forward-looking statements reflect the Company’s good faith beliefs, they are not guarantees of future performance. The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this proxy statement, except as required by applicable law. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to the Company.

ii

PART I

ITEM 1.	BUSINESS.

This description contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements as a result of certain of the risks set forth herein. We assume no obligation to update any forward-looking statements contained herein.

Overview

Business Overview

DevvStream Corp. (“DevvStream,” the “Company,” “we,” “our,” or “us”) is a capex-light environmental asset generation company focused on developing and managing high-quality, technology-based sustainability projects. We provide exposure to environmental assets such as carbon credits—used to offset emissions of carbon dioxide and other greenhouse gases—and International Renewable Energy Certificates (“I-RECs”), which allow organizations to claim renewable energy usage and demonstrate progress toward decarbonization goals.

Our mission is to accelerate the global transition to a low-carbon economy by investing in, developing, and monetizing projects that generate verifiable environmental benefits. Through partnerships with technology providers, project developers, and registries, we seek to deliver scalable, high-integrity environmental assets that meet international standards for measurement, reporting, and verification (“MRV”).

Technology Platform and Blockchain Use

We plan to employ blockchain technology to enhance transparency, data integrity, and auditability across the environmental asset lifecycle. Our planned blockchain implementation would be limited to the tracking, management, and storage of project-level data on a secure, immutable ledger.

Importantly, the blockchain is not used to create, issue, or register carbon credits or I-RECs. Carbon credits are independently issued and tracked by recognized third-party registries that maintain official ownership and transaction records. Our platform does not interface with, nor substitute for, these registries.

(For information regarding our digital asset treasury initiatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”)

Strategic Focus Areas

DevvStream operates across three strategic domains designed to support the generation and commercialization of environmental assets:

1. Offset Portfolio: We maintain a diversified portfolio of environmental assets, including I-RECs, nature-based, technology-based, and carbon sequestration credits, for sale to corporations and governments seeking to offset residual emissions.

2. Project Investment and Acquisitions: We invest in or acquire interests in sustainability projects and related technologies to expand our reach and position as an end-to-end solutions provider within the voluntary carbon and renewable energy markets.

3. Project Development and Management: In select cases, we serve as project developer or manager for eligible emission-reduction activities—such as electric-vehicle (“EV”) charging infrastructure projects—in exchange for a portion of generated credits or environmental asset revenue.

Market Opportunity and Competitive Position

We operate within the rapidly evolving global voluntary carbon and renewable energy certificate markets, which are influenced by increasing corporate decarbonization commitments, regulatory frameworks, and technological innovation. Our asset-light model enables scalability and capital efficiency, while our focus on technology-based projects—including EV charging, methane capture, and energy-efficiency retrofits—positions us to participate in high-integrity, verifiable credit generation.

Through our partnerships and proprietary platform, we aim to differentiate ourselves by combining environmental project development expertise with transparent data systems that meet emerging MRV and disclosure standards.

Regulatory Environment

Our operations are subject to evolving environmental, sustainability, and financial reporting regulations in the jurisdictions where we operate. Compliance requirements include environmental permitting, voluntary carbon market standards, and disclosure obligations applicable to a Nasdaq-listed issuer. We continually monitor changes in regulatory frameworks that may affect carbon credit generation, sale, or recognition.

History of DevvStream

DevvStream Inc., a wholly-owned operating subsidiary of DevvStream Corp., was incorporated in Delaware on August 27, 2021, under the name “18798 Corp.” On October 7, 2021, 18798 Corp. changed its name to “DevvESG Streaming Inc.”, and on February 1, 2022, subsequently changed its name to “DevvStream Inc.” DevvStream Inc. was formed to operate as a sustainability principled, technology-based, impact-investing company focused on high quality and high return carbon credit generating projects.

On November 4, 2022, DevvStream Inc. completed a business combination transaction (the “2022 Business Combination”) with 1319738 B.C. Ltd., 1338292 B.C. Ltd., Devv Subco Inc., and DevvESG Streaming Finco Ltd., pursuant to which 1319738 B.C. Ltd., acquired all of the issued and outstanding securities of DevvStream Inc. by way of a three-cornered merger. In connection with the 2022 Business Combination, 1319738 B.C. Ltd. changed its name to “DevvStream Holdings Inc.” Upon closing of the 2022 Business Combination, DevvStream Inc. became a wholly owned subsidiary of DevvStream Holdings Inc., and the business of DevvStream Inc. became the business of DevvStream Holdings Inc. On January 17, 2023, DevvStream’s subordinate voting shares were listed and posted for trading on the NEO Exchange (now known as CBOE Canada). Devvstream Holdings Inc. is no longer listed on the CBOE Canada.

On September 12, 2023 (and as amended May 1, 2024, August 10, 2024, and October 29, 2024, the “Business Combination Agreement”), we entered into a Business Combination Agreement (the “Business Combination” or the “De-SPAC Transaction”) with Focus Impact Acquisition Corp. (“FIAC”). FIAC was a special purpose acquisition corporation focused on amplifying social impact through the pursuit of a merger or business combination with socially forward companies. On November 6, 2024, we completed the Business Combination with FIAC, pursuant to the Business Combination Agreement. In connection with the completion of the business combination, the Company changed its jurisdiction from the State of Delaware under the Delaware General Corporation Law to the Province of Alberta, Canada, and thereby become a company existing under the Business Corporations Act (Alberta) and changed its name to DevvStream Corp., and (b) DevvStream Holdings Inc. and Amalco Sub amalgamated to form one corporate entity. DevvStream Corp’s common shares commenced trading on the NASDAQ Capital Market (“Nasdaq”) under the new ticker symbol “DEVS” on November 7, 2024.

Effective August 1, 2024, the Company reassessed its functional currency and the functional currency of its subsidiaries due to changes in underlying transactions, events, and conditions. As a result of this reassessment, the Company determined that its functional currency changed from the Canadian dollar (“CAD$”) to the United States dollar (“US$”) for DevvStream Holdings Inc. (“Devv Holdings”) and its subsidiary, DevvStream Inc. (“DESG”). The functional currency for DevvESG Streaming Finco Ltd. (“Finco”), another subsidiary of ours, remained CAD$. This change aligns with the business’s future focus and the effective date of the FIAC’s Form S-4 Registration Statement with the SEC, a crucial part of the De-SPAC transaction closing. The change in functional currency was accounted for prospectively from August 1, 2024, with no impact on prior year comparative information. Upon the change in functional currency on August 1, 2024, 121,995 of the Company’s warrants which had strike prices denominated in CAD$ were reclassified as warrant liabilities. Determining the functional currency involved significant judgments to assess the primary economic environment in which the Company operates, including factors such as the currency of underlying transactions, the location of key operations, and the currency of expected cash flows. Upon the completion of the De-SPAC Transaction on November 6, 2024, 62,772 of the Company’s stock options which had strike prices denominated in CAD$ were reclassified as stock option liabilities, as exemptions from classification from derivative liability classification under ASC 718-10-25-14 that were previously applicable upon change in functional currency no longer apply upon the commencement of trading of the Company’s common shares on the NASDAQ.

On August 8, 2025, we filed Articles of Amendment with the Registrar of Corporations (Alberta) to effect a Reverse Stock Split of our issued and outstanding Common Shares at a ratio of one for ten (10) (the “Reverse Stock Split”). Unless otherwise noted, all share amounts and per share amounts in this Annual Report reflect the Reverse Stock Split.

Our Industry and Market Opportunity

Overview of Carbon Credits

Carbon credits-each equal to one metric ton of carbon dioxide removed or avoided-are designed to help organizations advance decarbonization efforts by funding environmentally-conscious projects. Carbon credits are generated in two ways: (i) nature-based solutions; and (ii) technology-based solutions. They can be traded directly between companies, organizations and countries, or on exchanges where carbon credits are sold and purchased. Companies or individuals may use carbon markets to compensate for their greenhouse gas emissions by purchasing carbon credits from an entity that removes or reduces their greenhouse gas emissions. Carbon markets exist around the world in many different forms, although they can generally be divided into mandatory (compliance) markets and voluntary markets.

Nature-based Solutions vs. Technology-based Solutions

Nature-based solutions include the protection, restoration, and management of natural ecosystems and currently make up the majority of the carbon credit market. Technology-based solutions leverage innovative technology to further avoid or reduce carbon emissions and include examples such as energy efficiency, fuel switching and methane avoidance. Recent studies done by American University shows that nature-based solutions will only contribute 20% of the carbon reductions needed to meet our global net zero goals. The other 80% needs to come from technology, which is where we plan to target. Accordingly, our business model focuses on generating carbon credits through efficient, repeatable, and scalable technology-based solutions.

Compliance Markets vs. Voluntary Markets

Compliance markets are created and regulated by government bodies and are usually set up as cap-and-trade emission trading schemes. In compliance markets, corporations buy and sell compliance carbon offsets to comply with the cap or limit imposed on their emissions by the government. Compliance markets are usually tied to a specific jurisdiction-for example, the European Union Emissions Trading System (“ETS”) is only applicable to entities domiciled in the European Union.

Voluntary markets, on the other hand, are traditionally set up by independent non-governmental organizations or various types of private consortia. In voluntary markets, carbon credits can be generated from projects including but not limited to, improved energy efficiency, forestry and land use, renewable energy, agriculture, transportation, household devices, biomass and biogas facilities, waste disposal, carbon capture, utilization and storage (“CCS/CCUS”), wetland restoration and other industrial projects. Voluntary markets set rules frameworks for sellers and buyers to trade offsets under a public registry. In voluntary markets, organizations choose to voluntarily offset emissions that otherwise would not be possible, or very expensive, by purchasing carbon emission reductions. Demand for voluntary carbon offsets is driven by companies seeking to address pressure from customers and investors to reduce their carbon footprint, as well as entities that purchase offsets before emissions reductions are required by regulation. In voluntary markets, a carbon credit represents one ton of carbon dioxide (“tCO2”) or the carbon dioxide equivalent (“tCO2e”) of another greenhouse gas (based on the amount of heat it traps in the atmosphere) that is prevented from entering or being absorbed from the atmosphere. Every 4.60 tCO2e removed from the atmosphere is the equivalent of removing one average passenger vehicle for a year.

Our Business Model

Overview of Streaming

A carbon credit stream is a flexible, customizable financing alternative that allows developers, aggregators, and/or owners of projects which require substantial capital to bring projects to fruition, advancing the transition to a low-carbon future. Similar financing structures, including streams and royalties, have been used extensively in the music, publishing, pharmaceutical, franchising and precious and base metals sectors to provide an alternative to traditional sources of capital at an attractive cost. In a stream agreement, the holder makes an upfront payment in exchange for the right to purchase all, a fixed percentage of, or a specified amount of the subject of the stream at a pre-agreed upon price or a percentage of a reference price for the term of the agreement, which is typically for a long term.

A carbon credit stream is a contractual agreement whereby the stream purchaser makes an upfront payment (in the form of cash, shares, or other consideration) in return for the right to receive all, or a portion of, the future carbon credits generated by a project or an asset over the term of the agreement. An additional payment may be paid per carbon credit to the project or asset developer or owner when the carbon credits are delivered to the stream purchaser or when the carbon credits are sold by the stream purchaser.

Benefits of streams to the project developer or asset owner include an upfront payment and annual income over the project life. The developer or owner may use the upfront payment to fund project development on existing or new project activities, verification of carbon credits or for general corporate purposes.

Revenue Streams

Our business model is focused on two forms of carbon credit generation activity. The two activity types, which we call our “direct investment model” and our “project management model,” can be distinguished based on whether a partner or we lead the development and maintenance of the offset project. On partner-led contracts under our direct investment model, the partner will manage all costs to develop and manage initial and ongoing program management, while we receive a share of the credits generated. On our led contracts under our project management model, we will bear the costs of generating and certifying the carbon credits for those projects. This includes contract development, validation, registry listing, any ongoing data collection and fees charged by registries for credit issuance, transfer or retirement. In either model, stream interests (which are not typically working interests in a property or an asset) are established through a contract between the holder and the property or asset owner.

While subsequent payments beyond the initial deployment of capital is a common function of typical royalty agreements, the majority of the agreements that we intend to put in place will allow us to own a portion of the future carbon credits outright without additional consideration (although there may be costs associated with managing the project or program depending on our involvement during the term of the contract).

We plan to use third-party greenhouse gas project evaluation and quantification studies as part of their project due diligence process in selecting projects. Third-party studies provide confirmation that the project aligns to offset criteria including ISO140640-2 and Core Carbon Principles (“CCPs”), reducing the risk of not meeting these after the offset project is completed. It also provides an estimate of carbon credits generated and the expected crediting period, according to selected quantification methodologies. The studies also identify potential risks which may prevent the generation of high-quality credits related to offset quality criteria, such as clear ownership, additionality, permanence and leakage. The third-party consultant used is based on experience and expertise in the carbon market that is tied to the specific project that is being evaluated.

In certain cases, once we select a project, we may assist the owner with implementation of the carbon offset project, including feasibility studies, registration, validation, and verification, all of which may be too costly and complex for an owner to do on its own. In this case, we will maintain a controlling interest in the offset project, the quality of the credits generated, and the issuance and trading timing and format. Given the collective experience of our management team and our Board, we believe we are ideally positioned to select projects and provide stream or royalty financing to those projects which will benefit from this financing structure.

We plan to continue to enhance the Company’s position in the I-REC market, following its recent approval to the Evident Registry and key agreements that expand its portfolio of renewable energy attributes. These strategic developments position the Company to capitalize on the growing demand for I-RECs, offering organizations verifiable solutions to meet sustainability and clean energy goals.

Together, we believe these agreements support our planned strategy of becoming a leading global aggregator and trader of I-RECs. By leveraging the Evident Registry’s global infrastructure, the Company plans to ensure full transparency, traceability, and credibility of its renewable energy attributes. Additionally, these transactions diversify our Company’s revenue streams, enabling the monetization of both carbon offsets and energy attribute certificates in parallel, positioning the Company as a key player in the environmental asset market.

Impact Investment

Our purpose is to generate positive, measurable social and environmental impact alongside attractive returns for stakeholders. We intend to achieve this through the provision of innovative capital solutions for projects that demonstrably advance the transition to a low-carbon future, with a particular focus on projects with Co-Benefits (as defined below) in alliance with principles of sustainability. This focus begins at the identification of potential investments. Due to the nature of our business, capital will necessarily be deployed to projects that combat climate change. For us, however, while every carbon credit represents one ton of CO2e in the atmosphere, not every carbon credit is equal in its contribution to a sustainable future.

Management will seek, wherever possible, investments that make a sustainable impact beyond the removal, avoidance or sequestering of greenhouse gas emissions. The Company’s sustainable investment screen, through our analysis, will ensure the consideration of factors that may augment the sustainable impact of our capital beyond advancing climate action, while also ensuring attractive financial returns. Additional considerations may take the form of protecting endangered species, improving the lives of people in under-developed nations, providing measurable tangible benefits to the communities in the project area, or other activities which advance sustainable development (“Co-Benefits”). It is our belief that by focusing on these goals, the carbon credits we expect to receive will attract a premium, which should increase the financial returns to shareholders. Given the decades long relationships that are expected to result from carbon streams, we believe it is important to partner with developers and project operators who share our goal to be instrumental in the transition to a sustainable, low-carbon economy.

Our choice of investments will meet the highest environmental integrity criteria such as ISO141064-2, the CCPs, Sustainable Development Goals (“SDGs”), as well as additional environmental integrity criteria, on an activity-by-activity basis. Accordingly, we anticipate that most, if not all, of our projects will have additional social, environmental, and economic co-benefits in addition to their carbon reduction or removal potential. We aim to deliver long-term cash flow growth through the monetization of its carbon credit portfolio through direct sales to third-party buyers, or on carbon credit marketplaces.

We plan to make investments in a broad range of projects that generate carbon credits. In addition to the more common nature-based projects, we plan to also invest in a broad range of projects covering most carbon-mitigation activities, including renewable and non-renewable energy generation, energy and fuel efficiency, avoidance of the emission of potent gases such as hydrofluorocarbons and sulfur hexafluoride, waste handling and disposal and potentially CCS/CCUS.

Project Management

We plan to act as a carbon project manager controlling all major aspects of carbon credit generation within a project, again providing a long-term contractual revenue stream with minimal operating requirements. Our project management model is designed to help generate streams of revenue for other companies, municipalities and other organizations through the technology-focused generation of carbon credits. In this role, we would partner with entities that reduce energy consumption or greenhouse gas emissions and provide turnkey services allowing these entities to generate and monetize the associated carbon credits, in exchange for a portion of those credits. Since the process of generating carbon credits is very complicated and tedious, most of these companies do not have the expertise or resources to do it. As a result, we plan to be able to fill this role of generating carbon credits on their behalf at no cost to the companies. Instead, we will typically aim to retain approximately 25% of the carbon credit stream generated. The majority of investments needed are the costs to register, validate, verify and certify the carbon credits generated from the projects and typically is less than $150,000 per project.

Project Assessment

In order to assess our project pipeline to choose the best opportunities, we have developed a Project Assessment Tool. The tool is designed to undertake an efficient and reliable initial assessment of potential project opportunities, whether within our pipeline or for third-party projects, to decide which project opportunities to move forward with. First, the tool performs a project assessment using weighted categories covering commercial, technical, financial, and legal aspects of each project and provides a systematic and methodical process to mitigate the investment risk for every opportunity. In connection with any assessment, we also utilize third-party consultants where necessary to properly assess specific risk and feasibility factors associated with a prospective project. Third-party feasibility studies provide confirmation that carbon credits can be generated along with giving us a more exact estimate of the number of expected credits. The studies also highlight any potential risk of not being able to generate credits.

Devvio Agreement and Transition to Strategic Token Partnership

In 2021, we entered into a strategic partnership agreement (as amended, the “Strategic Partnership Agreement”) with Devvio, Inc. (“Devvio”) to support the use of its proprietary blockchain platform, DevvX, for data storage and transparency in connection with environmental asset projects. On October 28, 2025, DevvStream entered in a fourth amendment to the Strategic Partnership Agreement (the “Fourth Amendment”) to settle and discharge the existing rights and obligations under the Strategic Partnership Agreement, with the exception of confidentiality obligations and the obligations set forth in the Fourth Amendment

The Amendment establishes a Strategic Token Program between the parties whereby DevvStream agrees to purchase DevvE tokens annually in the amount of $1,000,000 in 2025 and $1,270,00 in each of 2026 and 2027 (each such amount, the “Purchase Amount”). In exchange, and as part of the Strategic Token Program, DevvStream shall receive warrants to acquire additional DevvE tokens equal to twenty-five percent (25%) of the Purchase Amount which shall be exercisable at the same 10-day VWAP price that was used to determine the number of tokens purchased.

The arrangement with Devvio is non-exclusive, permitting DevvStream to engage with other technology providers or to elect not to use blockchain solutions for project data management.

Technology Platform and Blockchain Use

We continue to evaluate the potential use of blockchain technology to enhance transparency, data integrity, and auditability within our environmental asset projects. Historically, our platform design contemplated integration with Devvio’s DevvX blockchain; however, we have revised that approach as reflected by the Fourth Amendment.

Going forward, our blockchain strategy is flexible and non-exclusive. We may utilize Devvio’s DevvX network, an alternative blockchain provider, or no blockchain at all depending on operational requirements, partner preferences, and regulatory considerations. If deployed, blockchain functionality would remain limited to the tracking and storage of project-level data and would not involve the creation, registration, or trading of crypto assets or carbon credits.

We do not issue or transact in any cryptocurrency or token as part of our core operational activities. Any token transactions under a potential strategic partnership with Devvio (or others) would relate solely to investment or technology-enablement purposes and would not form part of our environmental asset generation business.

Verification and Validation

We have engaged leading offset developers and greenhouse gas accounting firms to assist with establishing the strategic approach to maximize revenue potential while minimizing risk, determining appropriate voluntary carbon credit methodologies and developing voluntary offset projects leveraging existing greenhouse gas quantification methodologies for projects. These methodologies are internationally recognized. All our projects are intended to meet or exceed the requirements set out by companies seeking to offset their corporate emissions by purchasing carbon credits. These requirements include a clear description of any environmental claims, a conservative baseline of carbon credits generated, demonstration of all additionality barriers (including financial barriers), no leakage, permanence and third-party verification.

Registries set the project design, implementation, monitoring and reporting criteria against which a project’s carbon offsetting activities and/or environmental and social benefits can be verified. In voluntary markets, a number of standards have emerged with the intent to increase credibility in the marketplace. Some of the more commonly used and internationally recognized standards include the Verified Carbon Standard Program by Verra, Gold Standard, Global Carbon Council and American Carbon Registry (“ACR”).

One of the major roles of registries is to develop and/or publish greenhouse gas quantification methodologies. The methodology(ies) applied during the initial project design stage will directly influence the projected greenhouse gas emission reductions and/or removals generated by the project during the project crediting period. The project developer/owner is responsible for, among other things, selecting the applicable methodology, engaging in the registration process with the applicable standard organization, and leading in the annual verification process that ensures the continued generation of credits over the crediting period of the project.

Xpansiv Relationship

We plan to use Xpansiv DataSystems Inc. (“Xpansiv”)’s trading platform, the premier global marketplace for sustainability-inclusive products. Xpansiv has the largest marketplace for environmental credits and has had the largest number of carbon credit transactions globally, with over one billion environmental credits having been processed through Xpansiv. Xpansiv acts as an efficient channel to offer high quality carbon credits to buyers and is expected to provide liquidity for our portfolio of carbon credits. Additionally, Xpansiv’s CBL Market and Environmental Management Account allow us to manage its credits held on multiple registries from one convenient location, including the sale of credits to partners. It is anticipated that a portion of our carbon credit buyers will come through Xpansiv.

Our Current Projects and Programs

The following is a brief summary of our active projects and programs:

EV Charging Project

We have an EV charging project in development that targets operators and owners of EV charging stations and networks within North America. After an intensive analysis of the marketplace, we remain focused on high-value states based on grid emissions for optimal carbon credit returns. We continue to build key partnerships within the industry with access to 2000 charging stations. Revenue from this project is expected in 2026.

Contribution and Exchange Agreement with Crestmont Investments LLC

On October 28, 2024, DevvStream entered into a Contribution and Exchange Agreement (the “C&E Agreement”) with Crestmont Investments LLC (“Crestmont”) and FIAC. Pursuant to the C&E Agreement, immediately following the closing of the business combination, Crestmont contributed 2,000,000 units of its interests in Monroe Sequestration Partners LLC (“MSP”) to DevvStream in exchange for 200,000 newly issued Common Shares. This transaction aligns with our strategic initiative to expand our portfolio of high-quality carbon sequestration assets, providing the Company with increased access to scalable, verifiable, and high-integrity carbon credits. The acquisition of an equity interest in MSP enhances our ability to generate long-term revenue from carbon credit markets and fortifies its competitive positioning as a leader in sustainability-focused investments. The C&E Agreement also establishes a structured framework for value realization, including stock liquidity mechanisms for Crestmont, while reinforcing our commitment to delivering shareholder value through accretive transactions and market-driven growth strategies.

Recent Carbon Credit Transactions and Strategic Partnerships

As part of our ongoing strategy to expand our portfolio of verified carbon credits and strengthen its position in the environmental asset market, we entered into a series of agreements with key counterparties. These agreements are expected to enhance our access to high-integrity carbon credits, bolster revenue potential, and support long-term growth through strategic asset acquisitions.

Energy Efficient Technologies (“EET”) Partnership

In June 2025, we entered into a carbon-management agreement with Energy Efficient Technologies, an engineering firm specializing in energy-efficiency retrofits for commercial and industrial facilities. The partnership expands our pipeline of efficiency-based environmental assets and introduces a shared-savings revenue model that complements our carbon-credit and I-REC monetization activities. DevvStream will receive revenue from verified carbon and renewable-energy credits generated through EET projects and share in independently validated utility-bill savings. This collaboration adds building-efficiency assets to our existing portfolio of hydro, solar, waste-to-energy, and carbon-capture projects.

Karbon-X Agreement

We entered into a Carbon Credit Purchase Agreement with Karbon-X Corp., under which we agreed to acquire various verified carbon credits valued at approximately $1.14 million.

Paytech Ipixuna Agreement

On October 21, 2024, the Company entered into a Carbon Credit Purchase Agreement with Paytech Intermediação Ltda. (“Paytech”) for the acquisition of approximately 1,200,000 carbon credits from the Ipixuna REDD+ Project. The agreement included a stop-loss mechanism designed to protect both parties against fluctuations in carbon credit and share prices, ensuring a fair exchange valuation.

As of the date of this Annual Report, the transaction remains at a standstill. The Company has not received delivery of the contracted carbon credits and, accordingly, the shares issued to Paytech in connection with the transaction have been placed on hold with the transfer agent pending resolution. The Company, with the assistance of Brazilian counsel, is reviewing its contractual rights and potential remedies, including cancellation of the agreement. There can be no assurance as to the timing or outcome of this matter.

CDSA State of Acre Agreement

In June 2025, we terminated the prior carbon credit purchase-for-shares agreement with Companhia de Desenvolvimento de Serviços Ambientais do Acre S/A (“CDSA”) and Von Bohlen & Halbach CIE. FZ LLC (“VBH”). All common shares previously issued to CDSA and VBH were cancelled in July 2025. On June 20 2025, we entered into a new Master Environmental Credit Purchase Agreement to acquire verified carbon credits for cash consideration. Delivery was completed during the third quarter of 2025. Under an October 7 2025 addendum, one-half of the credits were retired on our behalf and the remaining credits were transferred to our registry account on the S&P Global Commodity Insights Registry for potential resale. The new cash-based purchase structure fully replaces the former share-settled arrangement, and there are no remaining equity or contractual obligations under the previous agreement.

Expansion into the International Renewable Energy Certificate (I-REC) Market and Strategic Agreements

As part of our expansion, we have entered into an exclusive agreement with Sogod Energy Inc. (“SEI”), granting the Company the sole right to trade renewable energy attributes, including I-RECs and associated carbon attributes, from the Sogod Renewable Energy Plant in the Philippines. Under this agreement, we will manage the certification and monetization of these attributes while SEI retains up to 60% of the I-REC value as part of its compensation structure.

This agreement aligns with our strategy to secure long-term, high-quality renewable energy credits, providing a scalable pipeline for trading in international markets.

Marmota Joint Venture

In January 2023, we launched Marmota, a joint venture between us and 1824400 Alberta Limited. Brian Storseth, a former member of Canada’s Parliament and owner of iPolitics and Wellington Dupont, a North American public affairs firm with offices in Washington, D.C. and Ottawa, is the controlling shareholder of 18244000 Alberta Limited. We hold a 10% equity stake in the joint venture.

Marmota’s primary focus is the implementation of large-scale, technology-based decarbonization projects that generate revenue directly from carbon markets. Marmota seeks to enable organizations and governments at every level-municipal, provincial, and federal-to meet their sustainability objectives, generate high-value technology-based carbon credits, facilitate their participation in voluntary carbon markets, and help establish or expand their compliance market programs. Marmota has begun discussions with multiple Canadian municipalities for carbon projects to result in the production of carbon credits. Marmota is actively seeking similar engagements across Canada with organizations in both the public and private sector.

Our Competition and Competitive Advantage

We face competition from other organizations, companies, non-profits, governments, asset managers and individuals that are, or may be, in the process of offering similar services. Some of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources than us. Given the increasing focus on carbon projects, the industry is highly competitive and rapidly evolving, and we expect the level of competition to continue to increase. See “Risk Factors - Risks Related to Our Business and Industry - The carbon credit market is competitive, and we expect to face increasing competition in many aspects of our business, which could cause operating results to suffer” for more information.

Our current and potential competitors consist primarily of other organizations with a focus on carbon markets and the origination, registration, selling and trading of carbon credits. There is an increasing number of companies and organizations providing financing solutions and development expertise for carbon projects.

Our management believes the following factors and competitive advantages differentiate us from other companies providing similar services:

Focus on Technology-based Solutions to Climate Change

Our key focus is on technology-based solutions to climate change, while the majority of our competitors focus on nature-based solutions. As discussed above, nature-based solutions involve conserving, restoring or better managing natural ecosystems to remove carbon dioxide from the atmosphere, whereas technology-based solutions involve innovations that focus on the development of new technology and the use of such technology to reduce emissions or remove carbon-dioxide from the atmosphere.

A recent study estimates that nature-based solutions could contribute about 20% of mitigation needed between now and 2050 to keep global warning below two degrees Celsius, whereas the remaining 80% would have to come from other solutions including technology-based solutions. Accordingly, we believe that the market opportunities for technology-based solutions is significantly larger than that of nature-based solutions.

By focusing on technology-based projects to generate carbon credits, we are able to offer multiple advantages over nature-based solutions. These advantages include:

•	Quicker implementation compared to nature-based projects;
•	Easier replication or scalability than nature-based projects;
•	Often more financially efficient than nature-based projects due to lower costs;
•	More predictable and consistent results than nature-based projects; and
•	Alignment with many of the United Nations’ SDGs.

Blockchain Technology and Data Management

We continue to evaluate the use of blockchain technology as a potential tool to enhance transparency, data integrity, and traceability within our environmental asset projects. Historically, our platform design contemplated integration with Devvio, Inc.’s proprietary DevvX blockchain; however, we are in the process of terminating our prior agreement with Devvio and transitioning to a non-exclusive strategic framework that allows us to work with Devvio or other providers, or to operate without blockchain functionality if not required.

Under any future implementation, blockchain use would remain limited to recording and storing project-level data to support auditability and measurement, reporting, and verification (MRV) processes. The Company’s use of blockchain does not involve the creation, issuance, or trading of any cryptocurrency or token and does not substitute for traditional carbon-credit registries, which remain the official systems of record. Any future blockchain engagement—whether with Devvio or another provider—will be evaluated for regulatory, cost, and operational alignment before deployment.

Digital Asset Strategy

We recently deployed a forward-looking crypto treasury strategy designed to combine institutional-grade liquidity with exposure to programmable sustainability, with real-world asset tokenization as a core investment thesis. In connection therewith, on July 18, 2025, we entered into a Securities Purchase Agreement, as amended (the “Helena Note Purchase Agreement”), with Helena Global Investment Opportunities 1 Ltd. (“Helena”). Pursuant to the Helena Note Purchase Agreement, subject to certain conditions precedent contained therein, we may sell to Helena up to an aggregate of $300 million in newly issued senior secured convertible notes, including the Initial Convertible Note (the “Helena Convertible Notes”). On July 18, 2025, we consummated the initial closing of $10 million (the “Initial Tranche”) pursuant to a convertible note (the “Initial Convertible Note”) and the Helena Note Purchase Agreement.

The Company has adopted a digital asset treasury strategy designed to position the Company to participate in the growth of tokenized real-world assets (“RWAs”), which the Company views as a significant long-term driver of blockchain adoption. RWAs are traditional assets represented as digital tokens on a blockchain, enabling more efficient trading, settlement, and fractional ownership. The Company intends to fund the Digital Asset Strategy with proceeds received from the Helena Convertible Notes. To assist with the development and implementation of its Digital Asset treasury strategy, the Company engaged FRNT Financial Inc. (FRNT), a specialty digital asset investment bank founded in 2018 with the vision of facilitating institutional participation in crypto and web-based finance that offers a suite of services to companies exploring digital asset treasury strategies.  The Company currently utilizes the following two internal policy frameworks to guide its investment decisions, which it developed with the assistance of FRNT: (i) an Asset & Network Selection Framework, which prioritizes networks based on adoption, technical maturity, liquidity, institutional uptake, and alignment with tokenization; and (ii) a Risk Assessment Framework, which evaluates market conditions such as leverage, liquidity, and retail participation to identify favorable entry points. Together, these frameworks are intended to ensure that the Company’s treasury growth is disciplined, responsive to market conditions, and aligned with networks capable of supporting scalable tokenization infrastructure.

We have agreed, subject to certain exceptions contained in the Helena Note Purchase Agreement, to use 75% of the net proceeds from the sale of Helena Convertible Notes (70% of the Initial Tranche) to purchase Bitcoin, Ethereum, Solana or other utility-based digital assets (collectively, “Digital Assets”). In connection with the transaction, the Company has retained BitGo Trust Company, Inc. (“BitGo”), a South Dakota-chartered trust company and registered money services business, to custody its digital asset holdings.

The Company has currently identified the following three Digital Assets for initial acquisition pursuant to its Digital Asset treasury strategy: Bitcoin (BTC), Solana (SOL), and DevvE (DevvE) (collectively, the “First Tranche Assets”). BTC and SOL were selected due to their maturity, liquidity, institutional adoption, and roles as core blockchain infrastructure. DevvE, issued by The Forevver Association, a Swiss non-profit founded in 2023, represents a smaller, early-stage network focused on ESG-linked tokenization initiatives. The inclusion of DevvE reflects the Company’s forward-looking strategy to position its treasury for long-term opportunities in impact-driven tokenization.

The Company expects to generate value from these holdings through a combination of long-term appreciation and, where available, blockchain-native revenue streams such as staking. In particular, Solana currently supports on-chain staking through the Company’s custodian, BitGo, while Bitcoin and DevvE may provide additional opportunities as their ecosystems mature.

As provided under the terms of the Helena Note Purchase Agreement, at the closing of the Initial Convertible Note the Company allocated the requisite 70% of the proceeds of the Initial Convertible Note for the acquisition of the First Tranche Assets, taking into account an issuance discount of $850,000.00 to cover Helena’s legal, accounting, and due diligence fees, along with any other transactional costs incurred in connection with the issuance of the Initial Convertible Note.  This provided for an initial cash funding transfer on July 18, 2025 of $6,405,000 to the Company’s custodial account with BitGo for ultimate deployment into the First Tranche Assets.  On August 1, 2025, the Company began making systematic dollar cost averaging purchases from the BitGo custodial account, allocating the value of all such purchases equally between BTC and SOL.  As of October 27, 2025, the Company has deployed a total of $5.125 million equally between BTC and SOL using this methodology and currently holds 22.228945 BTC and 12,173.21335671 SOL.  Each of which  represents approximately 40% of the original funding transfer to the BitGo account.   As of the date of this Annual Report, the Company has not yet made any acquisitions of DevvE.  The Company’s current intention is to begin allocating the approximate 20% remaining from the designated proceeds of the Initial Convertible Note toward the purchases of DevvE shortly following the completion of its BTC and SOL purchases. The Company currently expects that all such purchases will be completed within approximately 60 days of the date of this Annual Report. At the completion of the full deployment of the proceeds from the Initial Tranche, the Company expects that 80% of such proceeds will be deployed equally into BTC and SOL, with the remaining 20% allocated into DevvE. As of October 27, 2025, the Company has staked 12,172.23341664 SOL.  It is the Company’s intention to stake substantially all SOL held in its BitGo custodial account, which it intends to complete no later than October 31, 2025.

The Company’s digital assets are custodied with BitGo, a South Dakota-chartered trust company and registered money services business. Founded in 2013, BitGo holds over $90 billion in assets for more than 3,900 institutional clients in 100+ countries and is SOC 1 Type 2 and SOC 2 Type 2 certified. BitGo employs segregated wallets, Multi-Signature and Threshold Signature technology, offline key storage, multi-party transaction approvals, and rigorous auditing to mitigate the risk of theft, loss, or misuse. The Company’s holdings are further protected by a $250 million insurance policy covering private key theft, loss, and insider misconduct, underwritten by a syndicate of insurers from Lloyd’s of London and the European Marketplace.

The Company has no specific timeline for the issuance of subsequent tranches of Helena Convertible Notes over the next twelve-month period and has made no determinations to date regarding which Digital Assets, if any, will be acquired with any such subsequent tranche.  However, the Company believes that closing a second tranche within six months from the date of this Annual Report is certainly possible, assuming that all stipulations for doing so have been satisfied at that point in time. Closings of subsequent tranches may occur under the Helena Note Purchase Agreement in increments of $5 million, provided that the outstanding aggregate principal amount of all Helena Convertible Notes issued under prior tranches is below $2 million and certain other conditions stipulated by the Helena Note Purchase Agreement are satisfied.  The maturity date of the Initial Convertible Note is January 17, 2027, at which point all remaining principal and unpaid interest thereon is due and payable.  As more thoroughly discussed elsewhere herein, the Initial Convertible Note, as with all Helena Convertible Notes, may be converted prior to maturity into shares of the Company’s Common Stock.  Any such conversion of the Initial Convertible Note would have the concomitant effect of reducing the principal balance thereof, thereby permitting the potential issuance of another tranche of Helena Convertible Notes.  The Company has no means of predicting when any such conversion rights will be exercised.

Government Regulation

We operate in an industry that is subject to many established environmental regulations. Greenhouse gas emissions are subject to environmental laws and regulations in the various jurisdictions in which our partners and customers have operations. In the normal course of business, our customers and partners may be involved in legal proceedings under various environmental laws across the globe relating to greenhouse gas emissions or remediation with respect to various environmental risks.

Our current and potential partners’ operations are within jurisdictions that have, or are developing, regulatory regimes governing emissions of greenhouse gasses, including carbon dioxide. These include existing coverage under the European Union Emission Trading System, the California cap-and-trade scheme, India’s Performance, Achieve and Trade scheme, South Africa’s Trade Exposure and Greenhouse Gas Benchmark Regulations, the Tokyo Cap-and-Trade Program, China’s Emission Trading Scheme and any potential expansions of these policies or related policies. In addition, the U.S. Environmental Protection Agency requires mandatory reporting of greenhouse gas emissions and is regulating greenhouse gas emissions for new constructions and major modifications to existing facilities.

Growing public concern regarding greenhouse gas emissions may result in more international, national or regional requirements to reduce or mitigate the effects of such greenhouse gas emissions. We cannot predict how, or the extent to which, such regulation may affect our customers and partners, and ultimately help or harm our business. Such changes may include regulation regarding the pricing of greenhouse gas emissions or other climate change regulations. It is difficult to estimate the likelihood of such regulations coming into effect, or predict the potential impact they may have on our customers. Potential consequences of new obligations could include increased technology, transportation, material and administrative costs, and may require us to make additional investments to our customers and their operations. We cannot determine at this time if the costs of compliance with these regulations will be material to our business or operations. Any failure by us to comply with any requirements of such regulations could subject us to potentially significant liabilities, monetary damages and fines or suspensions. Although we have not incurred, and do not currently anticipate, any material liabilities in connection with such regulations, we may be required to make expenditures related to such regulation in the future.

Intellectual Property

We have a variety of intangible assets as is typical for businesses such as ours. The DevvStream brand has been applied for as a registered trademark in the United States and other countries.

Historically, we held a non-exclusive license to use Devvio, Inc.’s proprietary blockchain platform (“DevvX”) in connection with environmental asset projects. During 2025, we began the process of terminating this license agreement as part of a transition to a non-exclusive strategic framework that allows DevvStream to engage Devvio or other technology providers, or to operate without blockchain integration as needed.

Any future use of blockchain technology by DevvStream—whether through Devvio or another provider—will be limited to the recording and storage of project-level data to enhance transparency and data integrity. The Company does not own, issue, or transact in any cryptocurrency or token as part of its operational activities, and blockchain use does not substitute for traditional carbon-credit registries, which remain the official systems of record. We have trademark rights in our logo and other identifiers of our services and products. Further, we hold copyrights on our website and will register copyrights when we believe that the benefits to our business are justified.

Our management consistently evaluates the importance of obtaining intellectual property protection for our brands, applications and protocols and maintaining trade secrets. When applicable to and merited by our business, we will seek to obtain, license and enforce patents, protect our proprietary information and maintain trade secret protection without infringing the proprietary rights of third parties. We will also make use of trade secrets, proprietary unpatented information and trademarks to protect our technology and enhance our competitive position.

We cannot assure you that any patent which we may be issued in the future will protect our intellectual property rights or provide us with any competitive advantage. While there is no active litigation involving any of our intellectual property rights and we have not received any notices of patent infringement, we may be required to enforce or defend our intellectual property rights against third parties in the future. See “Risk Factors-Risks Related to our Information Technology and Intellectual Property” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.

Specialized Skills and Knowledge

A number of aspects of our business require specialized skills and knowledge. Our management has specialized skills and knowledge in the areas of carbon markets and the origination, registration, selling and trading of carbon credits. The number of persons experienced in carbon markets and the origination, registration, selling and trading of carbon credits is limited, and competition for such persons can be intense. In addition, the number of persons skilled in structuring streams is limited. Recruiting and retaining qualified personnel is critical to our success and there can be no assurance of such success.

A majority of carbon credit developers focus almost entirely on nature-based projects. As a result, their expertise are mostly in areas of botany, forestry and biology.

Our management team has acquired specialized skills and knowledge in the areas of carbon markets and the origination, registration, selling and trading of carbon credits through years of experience. Our CEO, Sunny Trinh, has over 25 years of experience working in technology, corporate social responsibility, sustainability and carbon markets.

Employees

As of the date of this Annual Report, we have a total of three full-time employees and seven independent contractors.

Legal Proceedings

We have not been, are not currently a party to, nor are we aware of, any legal proceeding or claim which, in the opinion of management, is likely to materially adversely affect our business or financial results or condition. From time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions or relief.

Recent Developments

During and subsequent to the fiscal year, we advanced several initiatives affecting our operating focus and future revenue mix, including (i) expansion of our technology-based project portfolio through an equity interest in Monroe Sequestration Partners LLC, (ii) continued development of our North American EV-charging program and progression of related environmental asset sourcing arrangements, (iii) expansion into the I-REC market via an exclusive agreement with Sogod Energy Inc., and (iv) execution of additional environmental asset purchase and trading arrangements with selected counterparties. We also implemented a digital-asset treasury strategy, including a secured convertible notes financing and the onboarding of a third-party qualified custodian, to support long-term capital management. For a discussion of the anticipated operational and financial impacts of these developments, including timing of monetization, liquidity considerations, and related risks, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For agreements entered into after the fiscal year-end and other subsequent events, see Item 9B. Other Information.

Available Information

Our website is https://www.devvstream.com. On our website we make available at no cost our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The information contained on our website is not a part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before making an investment decision in our securities. These risk factors are effective as of the date of this Form 10-K and shall be deemed to be modified or superseded to the extent that a statement contained in our future filings modifies or replaces such statement. All of these risks may impair our business operations. The forward-looking statements in this Form 10-K involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

Risk Factor Summary

The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section as well as elsewhere in this Annual Report. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:

•
Investing in our common shares involves significant risks. The following summarizes what we believe to be the most important factors that could materially affect our business, financial condition, results of operations, and the market price of our securities. You should read this summary together with the full discussion of risk factors in Item 1A – Risk Factors of this Annual Report.

•
Limited operating history, recurring losses, and going concern uncertainty. We have not yet generated revenue and have incurred substantial losses since inception. Our ability to continue as a going concern depends on achieving profitability and securing additional financing.

•
Cash flow constraints and dependence on external financing. We have experienced negative cash flow from operations and rely on external capital sources—including convertible notes and equity-line financing—to fund operations. If we cannot access such financing, we may be unable to execute our business plan or maintain operations.

•
Potential dilution from financing arrangements. Future issuances of equity under the Helena Note Purchase Agreement or other financing structures could significantly dilute existing shareholders and adversely affect the market price of our common shares.

•
Volatility in carbon credit markets. The carbon credit and I-REC markets remain nascent and are influenced by evolving policy, pricing mechanisms, and social demand for decarbonization. Fluctuations in demand or pricing could materially reduce our expected revenues.

•
Exposure to political, regulatory, and emerging-market risks. Many of our projects and counterparties operate in emerging markets subject to political instability, regulatory changes, and currency volatility, any of which could adversely affect our results of operations and asset values.

•
Uncertain digital asset and tokenization strategy. Our digital asset treasury and tokenization initiatives expose us to risks associated with market volatility, regulatory uncertainty, accounting changes, and evolving custody practices. Declines in digital asset values could materially impact our financial position.

•
Crypto market volatility. Bitcoin, Solana, and other digital assets we may hold or acquire have experienced extreme price swings, and further declines in their value could negatively affect our balance sheet and market perception.

•
Legal, compliance, and regulatory costs. As a dual-listed company operating across jurisdictions, we face substantial and increasing compliance costs and evolving environmental and digital-asset regulations that could increase our operating expenses and limit strategic flexibility.

•
Small staff and operational scale. We operate with a relatively small team, which increases key-person dependency and may constrain execution as we scale our project pipeline and reporting obligations as a U.S.-listed company.

•
Continued Nasdaq listing compliance. If we fail to meet Nasdaq’s continued listing requirements, including minimum bid price and corporate governance standards, our common shares could be delisted, reducing liquidity and investor confidence.

•
Macroeconomic and geopolitical volatility. Broader economic downturns, inflationary pressures, or geopolitical instability could reduce demand for carbon credits and increase financing costs, adversely affecting our financial condition and growth prospects.

Risks Related to Our Business and Industry

We may be unable to enforce or recover under certain carbon credit purchase agreements.

Our ability to recognize value from carbon credit purchase agreements depends on counterparties delivering contracted credits. In certain cases, including our Paytech Ipixuna transaction, delivery has been delayed or disputed. Failure to resolve such issues or enforce our contractual rights could adversely affect our results and asset values.

We have limited operating history and financial results, which make our future results, prospects and the risks we may encounter difficult to predict. We have not generated any revenue to date.

We have a limited operating history upon which you can evaluate our business and prospects. We have never generated any revenue and are subject to business risks and uncertainties associated with starting a new business, including the risk that we will not achieve our financial objectives as estimated by our management. Since our formation in 2021, our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, making carbon credits streaming project investments and signing contracts for the generation and sale of carbon credits. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the renewable energy industry.

The nature of our operations is highly speculative and there is a consequent risk of loss of investment. The success of our activities will depend on management’s ability to implement its strategy and on the availability of opportunities related to carbon credit trading, stream agreements for carbon credits, and greenhouse gas emission avoidance, reduction, and sequestration programs; government regulations; commitments to reduce greenhouse gas emissions by corporations, organizations, and individuals; and general economic conditions. There is no certainty that anticipated outcomes and sustainable revenue streams will be achieved and there is no certainty that we will continue to successfully make acquisitions of carbon credits, streams, or other interests, or that current or future carbon credits, streams, or other interests acquired by us will be profitable. In particular, our future growth and prospects will depend on our ability to expand our portfolio of investments while at the same time maintaining effective cost controls. Any failure to expand would have a material adverse effect on our business, financial condition, and results of operations. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues, the extent of any further losses or if or when we might achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to become and remain profitable may depress the market price of our common shares and could impair our ability to raise capital, expand our business, or continue our operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.

We have incurred significant losses and expect to incur additional expenses and continuing losses for the foreseeable future, and we may not achieve or maintain profitability.

We have incurred significant operating losses. Our operating losses were $12,067,231 and $9,871,748 for the years ended July 31, 2025 and 2024, respectively. We may continue to incur operating losses in the future as we expect to incur additional costs as we develop our business and expand our portfolio of investments, which may be more costly than we expect and may not result in increased revenue, profits or growth in our business. Such costs include increased overhead costs, marketing and promotion costs, general and administrative expenses and costs associated with operating as a public company. Other unanticipated costs may also arise. Our ability to continue as a going concern will depend on the completion of the Business Combination Agreement or our ability to obtain sufficient funding from other sources. Our financial statements for the years ended July 31, 2025 and 2024 do not include any adjustments that might result from the outcome of this uncertainty and have been prepared on a basis that assumes we will continue as a going concern, as described in the notes to our financial statements included elsewhere in this Annual Report.

We have not yet started delivering carbon credits to any current or potential partners, making it difficult to predict our future operating results, and we believe that we will continue to incur operating losses until at least the time we begin delivering carbon credits. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

We expect our operating expenses to increase as we further develop our business. We expect the rate at which we incur losses will be higher as we engage in the following activities:

•
researching potential carbon credit screening impact investments and project management opportunities, including conducting third-party feasibility studies as part of the project due diligence process;

•
providing project management services, including initial program development, validation, registry listing, any ongoing data collection, and fees charged by registries for credit issuance, transfer or retirement;

•	purchasing carbon credits generated by ongoing carbon credit streams (in cases where we have not purchased such carbon credits outright, without the need for additional consideration);
•
•	attracting and retaining buyers to purchase the carbon credits, through direct sales or on carbon credit marketplaces; and
•	increasing its general and administrative functions to support its growing operations and its responsibilities as a U.S.-listed public company.

Because we will continue to incur the costs and expenses from these efforts before we receive any associated revenue, our losses in future periods could be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in the revenue we anticipate, which would further increase our losses. Furthermore, if our future growth and operating performance fails to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

We may lack sufficient funds to achieve our planned business objectives and may seek to raise further funds through equity or debt financing or other means. An inability to access the capital or financial markets may limit our ability to fund our ongoing operations and execute our business plan to pursue investments that we may rely on for future growth.

We have had negative cash flow from operations since our inception on August 27, 2021. We will operate at a loss until we are able to realize cash flow from our investments or carbon management contracts. We may require additional financing to fund the business, business expansion, and/or negative cash flow. Our ability to arrange such financing in the future will depend, in part, upon prevailing capital market conditions, as well as business success. There can be no assurance that we will be successful in our efforts to arrange additional financing on satisfactory terms, or at all. We cannot predict with certainty the timing or amount of any such capital requirements. If additional financing is raised by the issuance of shares from treasury, control of our company may change, and the shareholders may suffer additional dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to operate our business at maximum potential, to expand, to take advantage of other opportunities, or

For further information regarding the risks related to the Devvio Agreement, see “Risks Related to Our Information Technology and Intellectual Property — Our inability to retain licenses to intellectual property owned by third parties may materially adversely affect our financial results and operations.” For information regarding the Devvio Platform see “Information About Devvio Platform.”

The terms of the Helena Note Purchase Agreement create significant risks that may adversely affect our financial condition, operations, and the value of our common stock.

We entered into the Helena Note Purchase Agreement under which we may sell to Helena up to an aggregate of $300 million in newly issued senior secured convertible notes, to be sold in multiple tranches. The Helena Purchase Agreement provides for an initial closing of $10 million of Helena Convertible Notes. Thereafter, subsequent closings may occur, in increments of $5 million, provided that the outstanding Aggregate Principal Amount of all Helena Convertible Notes issued under prior tranches is less than $2 million and certain other conditions stipulated by the Purchase Agreement are satisfied, of which there can be no assurances. The Helena Note Purchase Agreement contains terms that may expose us and purchasers of our common stock to risks, including:

•          Dependence on Investor funding conditions. We are not assured of receiving the proceeds of any future tranche. Each subsequent tranche is subject to closing conditions outside our control, including (1) that for each Trading Day in the 30-calendar day period immediately preceding such Closing Date the daily traded volume of the Common Shares on the Trading Market shall be in excess of $500,000.00, (2) our shareholders have approved the issuance to Common Shares to Helena in excess of 19.99% of our outstanding shares at the time we closed the Helena Purchase Agreement, and (3) the Common Shares issuable upon the conversion of the Helena Convertible Notes may be resold without a legend pursuant to an effective registration statement or pursuant to Rule 144 under the Securities Act. We may not be able to satisfy all such conditions, in which event we may not be able to sell any further Helena Convertible Notes to Helena, which could materially harm our liquidity. If we are unable to meet these or other conditions, we may be denied access to future tranche proceeds, which could materially harm our liquidity.

•
Unpredictability of future note closings and conversions. It is not possible to predict the amount or the timing of the future sales of Helena Convertible Notes to Helena. Additionally, even if we do sell additional Helena Convertible Notes to Helena, we cannot predict if and when Helena will elect to convert the Helena Convertible Notes into Common Shares or if and when Helena will elect to resell those Common Shares. Helena may resell all, some or none of such shares at any time or from time to time in its sole discretion and at different prices.

•
Mandatory investment in digital assets. We are required to use 70%–75% of the net proceeds from the notes to purchase bitcoin, Ethereum, Solana, or other digital assets. Our obligation to maintain specified collateral levels in a segregated account subjects us to the volatility and liquidity risks inherent in digital assets. Under certain circumstances, a decline in digital asset values could trigger additional collateral contribution obligations by us or restrict our ability to access collateral, which could strain our liquidity.

•
Restrictions on capital raising. Until the notes are repaid or converted, we may not engage in “at the market” equity offerings or certain other financing transactions without the consent of Helena. These restrictions may limit our ability to raise capital on favorable terms, or at all, during periods when we may need additional funding.

•
Indemnification obligations. We are required to indemnify Helena and its affiliates against a broad range of potential liabilities, including claims relating to our disclosures and contractual performance. These indemnification obligations could result in substantial costs to us.

•
Investor participation rights in future offerings. For a specified period, Helena maintains rights of first offer to purchase up to 25% of certain future securities issuances. These rights may make it more difficult or costly for us to raise additional capital from new investors.

•
Issuances of notes in subsequent tranches may be highly dilutive to existing shareholders. The number of our Common Shares ultimately offered for sale by Helena is dependent upon the number of our Helena Convertible Notes we ultimately sell to Helena under the Helana Note Purchase Agreement. If we elect to issue additional notes in subsequent tranches and Helena elects to convert those notes into common shares, the resulting share issuances could substantially dilute the ownership interests of existing shareholders and exert downward pressure on the market price of our common stock. The dilutive effect could be greater if our stock price declines, because the conversion features of the notes may result in the issuance of an increasing number of shares as our share price decreases.

•
Until we achieve the Digital Assets Threshold Amount, Helena has a broad security interest in our assets.  Pursuant to Section 5.8 of the Helena Note Purchase Agreement, until we acquire and maintain digital assets in a segregated account having an aggregate fair market value of at least $20 million (the “Digital Assets Threshold Amount”) and the Security Agreement is amended accordingly to limit Helena’s security interest exclusively to the digital assets held in the designated collateral account, substantially all of our operating and financial assets remain subject to a lien in favor of Helena. This could materially restrict our ability to incur additional secured debt, dispose of assets, or otherwise conduct our operations with the flexibility necessary to respond to business opportunities or adverse developments. In addition, if we default under the notes before achieving the Digital Assets Threshold Amount, Helena would have broad remedies against nearly all of our assets, which could materially harm our business, financial condition, and results of operations, and could significantly impair the value of our common stock.

If any of the foregoing risks materialize, our financial condition could be materially harmed, our ability to operate and grow our business could be constrained, and the market price of our common stock could decline.

If the assumptions used to determine our market opportunity are inaccurate, our future growth rate may be affected and the potential growth of our business may be limited.

Market opportunity estimates and growth strategies are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, and as such the estimates of growth included in this annual report may prove to be inaccurate and may not be indicative of future growth. As the royalty and stream financing model is relatively new in the carbon credit industry, it may not gain acceptance or experience widespread growth. The majority of our current investment opportunity pipeline represents an estimate by management based on potential transactions which remain under various states of non-binding proposals and negotiations. To date, we have entered into seven definitive agreements and one offtake agreement. There can be no assurance that we will be able to enter into further definitive agreements for or complete the acquisition of, all or any other investments identified in our opportunity pipeline, or successfully monetize any carbon credits we may acquire. Further, our estimate of the total addressable market may not prove to be accurate and, even if the estimate of market opportunity and growth strategy does prove to be accurate, we could fail to capture a significant portion, or any portion, of the available market.

If demand for carbon credits does not grow as expected or develops more slowly than expected, our revenues may stagnate or decline and our business may be adversely affected.

The demand for, and the market price of, carbon credits can be adversely affected by any number of factors, including the implementation of lower emission infrastructure, an increase in the number of projects generating carbon credits, invention of new technology that assists in the avoidance, reduction or sequestration of emissions, increased use of alternative fuels, a decrease in the price of conventional fossil fuels, increased use of renewable energy, and the implementation and operation of carbon pricing initiatives such as carbon taxes and emissions trading systems (“ETSs”). There can be no assurance that carbon pricing initiatives or compliance or voluntary carbon markets will continue to exist. Carbon pricing initiatives may be subject to policy and political changes and may otherwise be diminished, terminated or not renewed upon their expiration. In addition, the demand for carbon credits is driven by the social and political demand to reduce greenhouse gas emissions globally. Any decrease in such social and political demand could limit opportunities in the marketplace for carbon credits and decrease the price of carbon, which would have a material adverse effect on our business, financial condition, and results of operations.

The carbon credit market is competitive, and we expect to face increasing competition in many aspects of our business, which could cause operating results to suffer.

There are many organizations, companies, non-profits, governments, asset managers and individuals that are buyers of carbon credits, or rights to or interest in carbon credits, and there is currently a limited supply of carbon credits, projects to generate future carbon credits and investment opportunities in carbon credits. We expect competitors to enter the carbon credit streaming space, and that many of these competitors will be larger, more established companies with substantial financial resources, operational capabilities, and long track-records in carbon markets. In the future, we may be at a competitive disadvantage in investing in carbon projects, acquiring carbon credits or interests in carbon credits, whether by way of purchases in carbon markets, streams, or other forms of investment, as our future competitors may have greater financial resources and technical staff. Accordingly, there can be no assurance that we will be able to compete successfully against other companies in building a portfolio of carbon credits and carbon credit-related investments. Our inability to acquire carbon credits and streams may result in a material and adverse effect on our profitability, results of operation and financial condition.

The carbon market is an emerging market and its growth is dependent on the development of a commercialized market for carbon credits.

From a global perspective, the market for carbon credits continues to be at a nascent stage. However, there can be no guarantee that the development of carbon markets will continue to occur at the expected rate or at all. Any such delay or failure to further develop a commercialized market could reduce demand for carbon credits or streams, which would significantly harm our expected revenues. Further, we may be unable to recover any losses or expenses incurred, or which we expect to continue to incur, in our investments in or related to carbon credits.

Because our business is significantly concentrated in carbon credits and the carbon market, we are susceptible to adverse economic or regulatory occurrences materially and adversely affecting our performance.

Our business is to invest in carbon credits, and businesses or investments related to carbon credits, and we have only invested in carbon credits streaming projects to date. Adverse events affecting the development and operation of our carbon credits streaming projects may have a material adverse effect on our profitability, financial condition and results of operations. While we intend to continue entering into stream arrangements and investments in a large number of carbon credits with exposure to a wide variety of projects and attributes, we can provide no assurances that we can achieve such diversification. We expect that, at the very least in the near-term, we will continue to have a significant portion of our assets dedicated to a small number of carbon credit projects, businesses and investments related to carbon credits.

Even if we achieve diversification with respect to our carbon credit investments, our investment portfolio will be more at risk to adverse economic or regulatory occurrences affecting carbon credits generally than an investment fund that holds a diversified portfolio of securities, given our concentration in the carbon credit and carbon market space.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the market price of our common shares.

While we and our independent registered public accounting firm did not and were not required to perform an audit of our internal control over financial reporting, in connection with the audit of our 2023 consolidated financial statements, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner.

We did not design or maintain an effective control environment commensurate with financial reporting requirements. Specifically, we did not consistently have documented evidence of review procedures and, due to resource limitations, did not always maintain segregation of duties between preparing and reviewing analyses, and reconciliations. These control deficiencies could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial results that would not be prevented or detected, and accordingly, we determined that these control deficiencies constitute a material weakness.

We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting through the hiring of additional appropriately skilled finance and accounting personnel with the requisite technical knowledge and skills, which may be costly and time consuming. With additional skilled personnel, we are taking appropriate and reasonable steps to remediate this material weakness through the implementation of appropriate segregation of duties, formalization of accounting policies and controls and retention of appropriate expertise for complex accounting transactions. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time.

We cannot assure you that the measures we have taken to date and those we expect to take in the future will be sufficient to remediate the material weakness we identified or avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that this material weakness or other control deficiencies could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, which could in turn cause the market price of our common shares to decline significantly and make raising capital more difficult. If we fail to remediate our material weakness, identify future material weaknesses in our internal control over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”), we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of SOX could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, results of operations and financial condition could suffer.

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

We are dependent upon the continued availability and commitment of our key management, including Sunny Trinh, Chris Merkel, and David Goertz. The loss of any such members could negatively impact business operations. From time to time, we will also need to identify and retain additional skilled management and specialized technical personnel to efficiently operate the business. The number of persons experienced in carbon markets and the origination, registration, selling and trading of carbon credits is limited, and competition for such persons can be intense. In addition, the number of persons skilled in structuring streams is limited. Recruiting and retaining qualified personnel is critical to our success and there can be no assurance of such success. If we are not successful in attracting and training qualified personnel, our ability to execute our business model and growth strategy could be affected, which could have a material adverse impact on our profitability, results of operations and financial condition.

Increased scrutiny of ESG matters, including our completion of certain ESG initiatives, could have an adverse effect on our business, financial condition and results of operations, result in reputational harm and negatively impact the assessments made by ESG-focused investors when evaluating us.

We are increasingly facing more stringent ESG standards, policies and expectations, and expect to continue to do so as a listed company following the Closing with growing operations. Companies across all industries are facing increasing scrutiny from a variety of stakeholders, including investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies, related to their ESG and sustainability practices. We generally experience a strong ESG emphasis among our customers, partners and competitors. Some of these stakeholders maintain standards, policies and expectations regarding environmental matters (e.g., climate change and sustainability), social matters (e.g., diversity and human rights) and corporate governance matters (e.g., taking into account employee relations when making business and investment decisions, ethical matters and the composition of the board of directors and various committees). There is no guarantee that we will be able to comply with applicable ESG standards, policies and expectations, or that we will, from the perspective of other stakeholders and the public, appear to be complying with such ESG standards, policies and expectations. If we do not adapt to or comply with investor or other stakeholder standards, policies, or expectations on ESG matters as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage and our business, financial condition and/or stock price could be materially and adversely affected.

While we may at times engage in or prepare voluntary ESG initiatives and disclosures to respond to stakeholder expectations or to improve our ESG profile, such initiatives and disclosures may be costly and may not have the desired effect. Expectations regarding our management of ESG matters continue to evolve rapidly, in many instances due to factors that are beyond our control. For example, we may ultimately be unable to complete certain initiatives or targets, either on the timelines initially announced or at all, due to technological, cost, or other constraints, which may be within or outside of our control. Moreover, our ESG actions or statements may be based on expectations, assumptions, or third-party information that we currently believe to be reasonable, but which may subsequently be determined to be erroneous or be subject to misinterpretation. If we fail to, or are perceived to fail to, implement certain ESG initiatives or achieve certain ESG objectives, we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry and to the diversion of investment to other industries, which could negatively impact our share price as well as our access to and cost of capital.

Moreover, because of the industry we are in, any of our operational or strategic efforts may be viewed as relating to our ESG initiatives and, even if those initiatives are undertaken voluntarily, they may still be viewed as relating to our operational and strategic efforts. This means that if we fail, or are perceived to fail, to implement certain ESG initiatives or achieve certain ESG objectives it could have a disproportionately negative impact on our business.

Actual or perceived failure to comply with ESG standards may detrimentally affect our business in a variety of ways. Among others, we could face challenges with procuring investments and financing, whether for general business purposes or for specific projects, and we could have difficulty attracting or retaining employees. Accordingly, failure to establish a sufficiently strong ESG profile relative to our peers could limit our ability to generate and successfully utilize business opportunities. We also note that divergent views regarding ESG principles are emerging in the U.S., and in particular, in U.S. state-level regulation and enforcement efforts. In the future, various U.S. regulators, state actors and other stakeholders may have views on ESG matters, the renewable energy industry, the energy transition or our business that are unfavorable to our business or operations, or such stakeholders may seek to impose additional regulation and restrictions on us or our business. Any such events could have material adverse effects on our business, financial condition, results of operations, cash flow and prospects.

We also expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. We may be subject to ESG or sustainability-related regulation in multiple jurisdictions, including the U.S., and complying with these regulations in multiple jurisdictions may increase the complexity and cost of our compliance efforts. Moreover, increased regulation and increased stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Our ability to realize projects could be impaired if we fail to adhere to common ESG standards in our industry. Moreover, such failure could result in reputational damage for us among both potential customers and investors. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flow and prospects.

The market price of our common shares is subject to the price of carbon credits and may decline regardless of our operating performance.

The principal factors anticipated to affect the price of our common shares are factors that may affect the price of carbon credits and are thus beyond our control. The price at which the shares are traded will be influenced by a number of factors, some specific to us and some which may affect listed companies generally. These factors could include our performance, legislative and regulatory changes and general economic, political or regulatory conditions, including the level of commitment to the goals of the United Nations-sponsored Paris Agreement by both governments and corporations and other private and public initiatives aimed at reducing greenhouse gas emissions. Changes in government priorities as a result of government deficits or as a result of changes in the prevailing views concerning the impact of greenhouse gases on climate change could adversely affect the demand for carbon credits and thereby their price. Interpretation and enforcement of environmental legislation will vary by country and is subject to sudden change. Carbon credit prices will also be influenced by infrastructure and technological advances in reducing and sequestering greenhouse gas emissions, and the economics associated with those activities. There can be no assurance that continual fluctuations in the price of carbon credits will not occur. In addition, carbon credits are traded in both the compliance and voluntary markets and the price for a carbon credit varies according to not only the market on which it is traded, but also according to its type, location, vintage, accreditation, and additional social and environmental attributes. It is likely that the market price for our carbon credits will be subject to market trends generally.

Our due diligence process in connection with acquisitions, investments or streaming arrangements that we undertake may not reveal all relevant facts in connection with an acquisition, investment or streaming arrangement.

Before making any decision, we will conduct, or have independent consultants conduct, due diligence investigations that we deem reasonable and appropriate based on the facts and circumstances applicable to each acquisition, investment, or streaming arrangement. When conducting due diligence investigations, we may be required to evaluate important and complex business, environmental, financial, tax, accounting, regulatory, technical, and legal issues. Outside consultants, legal advisors, accountants, and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence investigations and making an assessment regarding an acquisition, investment or streaming arrangement, we rely on resources available, including information provided by the target of the acquisition or investment, the parties to the streaming arrangement and, in some circumstances, third party investigations. The due diligence investigations that are carried out with respect to any opportunity may not reveal or highlight all relevant facts that may be necessary.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business.

As part of our business strategy, we may seek to grow by acquiring companies and/or assets or establishing joint ventures that we believe will complement our current or future business. Acquisition transactions involve inherent risks, including but not limited to: accurately assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates; ability to achieve identified and anticipated operating and financial synergies; unanticipated costs; diversion of management attention; potential loss of our key employees or key employees of any business acquired; unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition; and decline in the value of acquired assets, companies or securities. Any one or more of these factors or other risks could cause us not to realize the anticipated benefits of an acquisition of assets or companies and could have a material adverse effect on our financial condition. We may not effectively select acquisition candidates or negotiate or finance acquisitions or integrate the acquired businesses and their personnel or acquire assets for our business. We cannot guarantee that we can complete any acquisition we pursue on favorable terms, or that any acquisitions completed will ultimately benefit our business.

Our long-term success depends, in part, on properties and assets developed and managed by third-party project developers, owners and operators.

Carbon credits we receive are derived from projects that are operated by third parties. These third parties will be responsible for determining the manner in which the relevant properties are developed, operated and managed, including decisions that could expand, continue or reduce the number of carbon credits generated from a property or an asset. As a holder of streams or other interests, we may have little or no input on such matters. Our interests and those of third parties on the relevant properties or assets may not always be aligned. For example, in some cases, it may be in our best interest to advance development as rapidly as possible to maximize the receipt of near-term carbon credits, while third-party project developers, owners and operators may, in many cases, take a more cautious approach to development as they assume risk on the cost of development and operations. Our inability to control the operations of the properties or assets in which we have a stream or other interest may have a material adverse effect on our profitability, results of operation and financial condition.

We may have limited access to data and disclosure regarding the operations or projects for which we are not developer, owner or operator. This limited access may restrict our ability to assess the value and performance of our operations.

As a holder of streams and other non-operator interests, we do not serve as the project developer, owner or operator, and in almost all cases, we have no input into how the project is developed or the operations are conducted. As a result, we have limited access to data in the operations or to the actual projects themselves. This could affect our ability to assess the value of our streams or enhance their performance. This could also result in delays in the receipt of carbon credits we anticipate based on the stage of development of the applicable properties or assets covered by our streams. In addition, some streams may be subject to confidentiality arrangements which govern the disclosure of information regarding streams, and as such, we may not be in a position to publicly disclose non-public information with respect thereto. The limited access to data and disclosure regarding the operations of the properties or assets in which we have an interest may restrict our ability to assess the value or enhance our performance, which may have a material adverse effect on our profitability, results of operation and financial condition.

Our streams are largely contract-based and the terms of such contracts may not be honored by developers or operators of a project.

Streams are largely contract-based, and the terms of which may be subject to interpretation or technical defects. To the extent grantors of streams and other interests do not abide by their contractual obligations, we may be forced to take legal action to enforce our contractual rights. Further, not all project developers, owners or operators are credit worthy. Such litigation may be time consuming and costly, and there is no guarantee we will succeed. If such litigation leads to an adverse decision to us, our profitability, results of operations and financial condition could be materially adversely affected.

We may acquire future streams in which we have limited control and our interests in such streams may be subject to transfer or other related restrictions.

Future streams may be subject to: (i) buy-down right provisions pursuant to which an operator, developer, or property owner may buy back all or a portion of the stream; (ii) pre-emptive rights pursuant to which parties have the right of first refusal or first offer with respect to a proposed sale or assignment of the stream; or (iii) claw back rights pursuant to which the seller of a stream has the right to re-acquire the stream. Holders of these rights may exercise them such that certain streams may not be available for acquisition by us or that streams held by us may be subject to buy-back rights or first refusal rights upon a sale.

Physical and transition risks arising from climate change, including risks posed by the increased frequency or severity of natural and catastrophic events and regulations or policies related to climate change, may materially adversely affect our business and operations.

A natural disaster, or severe weather conditions, including in connection with climate change, or an accident that damages or otherwise adversely affects any of our current or future operations, assets, or third-party infrastructure could materially and adversely affect our business, financial condition and results of operations. Severe floods, droughts, lightning strikes, earthquakes, extreme wind conditions, severe storms, heatwaves, wildfires, monsoons and other unfavorable weather conditions or natural disasters (including those related to climate change) could disrupt the operation of our projects and may require us to make additional expenditures to mitigate the impact of such events.

The projects we enter into streaming agreements in connection with and/or otherwise invest in to generate carbon credits are subject to risks associated with natural disasters, which could result in temporary or permanent damage to, or destruction of, projects that generate carbon credits. Any such natural disasters could impact the ability of our counterparties to deliver carbon credits to us and therefore adversely affect the viability of any of our investments in such products and may result in a material and adverse effect on our profitability, results of operations and financial conditions. Various actions to mitigate our business risks associated with climate change and other natural and catastrophic events may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risk. For example, to the extent natural and catastrophic events or severe weather conditions become more frequent and intense, the availability or cost of materials may be adversely impacted and insurance and other operating costs may increase, which may increase the costs of our products and materially adversely affect our profitability, results of operations and financial condition.

The threat of global economic, capital markets and credit disruptions pose risks to our business.

In recent years, global economies have suffered dramatic downturns as a result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis, and a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, inflation, ratings downgrades of certain investments and declining valuations of others. Governments in the United States and elsewhere have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets.

Our performance will depend on the financial health and strength of carbon credit markets and businesses or investments related to carbon credits, which in turn will be dependent on the economic conditions of the markets in which we and our customers operate. A decline in the global economy, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors all affect the spending behavior of potential customers. The economic uncertainty in Europe, the United States, India, China and elsewhere arising out of increased monetary inflation may adversely impact our profitability and financial condition. Additionally, a global credit and liquidity crisis could adversely impact the cost and availability of financing and our overall liquidity. Volatility of carbon credit prices could materially and adversely impact our revenues, profits, losses, cash flow and the value of our carbon credit holdings, and continued recessionary pressures could adversely impact demand for carbon credits and our related investments.

Inflation could materially and adversely affect our business and results of operations.

The renewable energy industry has seen long periods of declining equipment costs, which may not continue, or may reverse. Inflation or the absence of cost decreases could adversely affect us by increasing the actual or expected costs of land, raw materials and labor, and other goods and services needed for our projects and investments, which may reduce project profitability. Future increases in actual or expected costs may have an adverse impact on our business, financial condition and results of operations.

Carbon markets, particularly the voluntary markets, are still evolving and there are no assurances that the carbon credits we purchase or generate through our investments will find a market.

The carbon credit market, particularly the voluntary markets, have experienced a high level of price and volume volatility. There is, or there may be in the future, a lack of liquidity for the purchase or sale of carbon credits. We may not be able to purchase or sell the volume of carbon credits as desired in a timely manner, at an attractive price, or at all. The pool of potential purchasers and sellers is limited, and each transaction may require the negotiation of specific provisions. Accordingly, a purchase or sale may take several months or longer to complete. In addition, as the supply of carbon credits is limited, we may experience difficulties purchasing carbon credits. The inability to purchase and sell on a timely basis in sufficient quantities could have a material adverse effect on our business, financial condition and results of operations.

We are subject to economic, political and other risks of doing business globally and in emerging markets.

Our investments may be focused in a particular country, countries, or region and therefore may be susceptible to adverse market, political, regulatory and geographic events affecting that country, countries or region. A significant proportion of our short-term and medium-term opportunities are located outside of North America. Such geographic focus may also subject us and our investments to a higher degree of volatility.

There is no guarantee that future political, or economic instability will not occur in countries in which we operate. The risks we may face with respect to any country where our current or future streams or investments may be located, include unforeseen government actions, acts of god, terrorism, hostage taking, military repression, extreme fluctuations in currency exchange rates, high rates of inflation, labor unrest, the risks of war or civil unrest, expropriation and nationalization, renegotiation or nullification of existing concessions, licenses, permits and contracts, changes in taxation policies, restrictions on foreign exchange and repatriation, and changing political conditions, currency controls, export controls, and governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction or other events.

Further, emerging markets are subject to different risks as compared to more developed markets. Operating a business in an emerging market can involve a greater degree of risk than operating a business in more developed markets, including, in some cases, increased political, economic and legal risks. Emerging market governments and judiciaries often exercise broad, unchecked discretion and are susceptible to abuse and corruption. Moreover, financial turmoil in any emerging market country tends to adversely affect the value of investments in all emerging market countries as investors move their money to more stable, developed markets. Financial problems or an increase in the perceived risks associated with investing in companies in emerging economies could dampen foreign investment and adversely affect local economies in which we operate. Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved in, and are familiar with, investing in emerging markets.

Any or all of these factors, limitations or the perception thereof could impede our activities, result in the impairment or loss of part or all of our interest in a stream or an investment, or otherwise have a material adverse effect on our valuation and the trading price of our securities.

Our insurance policies may be inadequate, may not cover all of our potential liabilities and may potentially expose us to uncoverable risks.

We cannot give any assurances that insurance coverage for some or all of the risks of loss in the carbon credit industry will be available on commercially reasonable terms, or at all, given the novelty of the industry. To the extent such insurance coverage is available, we cannot give any assurances that it will continue to be available on commercially reasonable terms, that all events that could give rise to a loss or liability are insured, reasonably insurable or that our insurers would be capable of honoring their commitments if an unusually high number of claims are made against their policies. Certain losses, including certain environmental liabilities and business interruption losses, are not ordinarily covered by insurance.

Fluctuations in foreign exchange rates may materially adversely affect our business.

Carbon credits are typically purchased in U.S. currency. Although we currently maintain, report our financial position and results and pay certain operating expenses in the U.S. currency, our functional currency is the Canadian currency. Fluctuation in the U.S. currency exchange rate relative to the Canadian currency could negatively impact the value of our securities. Investment in carbon credits and/or equity securities denominated in a currency other than Canadian currency will be affected by the changes in the value of the Canadian dollar in relation to the value of the currency in which the carbon credit or security is denominated. Because exchange rate fluctuations are beyond our control, there can be no assurance that such fluctuations will not have an adverse effect on our operations or on the trading value of our securities.

We need to improve our operational and financial systems to support our expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability to do so will materially adversely affect its business and results of operations.

To manage the expected growth of our operations and increasing complexity, we will need to improve its operational and financial systems, procedures, and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will affect our business and results of operations. Our systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect its relationships with its customers, cause harm to its reputation and brand and could also result in errors in its financial and other reporting. We expect that complying with these rules and regulations will substantially increase its legal and financial compliance costs and will make some activities more time-consuming and costly. These increased costs will increase our net loss and it cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements.

U.S. and Canadian investors may find it difficult or impossible to effect service of process and enforce judgments against us, our directors, and our executive officers.

We are incorporated under the laws of Alberta, Canada. As a result, it may be difficult for U.S. investors to realize in the United States upon judgments of courts of the United States predicated upon the civil liability provisions of the United States federal securities laws.

Similarly, certain directors of our reside outside of Canada. Consequently, it may not be possible for Canadian investors to enforce judgments obtained in Canada against any person who resides outside of Canada, even if the party has appointed an agent for service of process. Furthermore, it may be difficult to realize upon or enforce in Canada any judgment of a court of Canada against the directors of the Company who reside outside of Canada since a substantial portion of the assets of such person may be located outside of Canada.

The Company Charter, together with the Company Bylaws, and Canadian laws and regulations applicable to the Company may adversely affect the Company’s ability to take actions that could be deemed beneficial to shareholders of the Company.

As a Canadian company, we are subject to different corporate requirements than a corporation organized under the laws of the United States. Our Charter, our Bylaws and the Alberta Business Corporations Act (“ABCA”) set forth various rights and obligations that are unique to us as a Canadian company. These requirements may limit or otherwise adversely affect our ability to take actions that could be beneficial to Company shareholders.

Risks Related to Our Digital Asset Strategy

Regulatory uncertainty surrounding digital assets, including potential classification as securities and the risk of investment company status, could adversely affect our business, financial condition, and results of operations.

Digital assets, such as Bitcoin and other blockchain-based tokens and protocols, are relatively novel, and the application of U.S. federal and state securities laws, the Investment Company Act of 1940, as amended (the “1940 Act”), and other legal and regulatory frameworks to such assets remains unsettled. While proposed legislation—such as the Digital Asset Market Clarity Act of 2025—seeks to establish a more definitive framework for distinguishing between digital commodities and digital securities and to clarify the jurisdictional boundaries between the Securities and Exchange Commission (SEC) and the Commodity Futures Trading Commission (CFTC), such legislation has not yet been enacted and remains subject to change. As a result, the regulatory treatment of digital assets continues to involve significant uncertainty.

Regulators in the United States or in foreign jurisdictions may interpret or enforce existing laws and regulations in ways that adversely affect the classification, transferability, or value of digital assets, or may adopt new laws or pursue enforcement or judicial actions that materially impact digital asset markets. If any digital assets we hold or acquire are later determined to constitute securities under applicable law, we could become subject to additional regulatory obligations or restrictions, including under the federal securities laws and the 1940 Act.

In particular, adopting or expanding a digital asset treasury strategy could increase the risk that we may be deemed an “investment company” under the 1940 Act. Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally is deemed to be an investment company if it is engaged primarily in the business of investing, reinvesting, or trading in securities, or if more than 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis consists of investment securities. We do not believe that we are an investment company under the 1940 Act and are not currently registered as such. However, if digital assets we hold are deemed to be securities and comprise a significant portion of our total assets, we could fall within the scope of the 1940 Act and be required to register as an investment company, unless an exemption or exclusion is available.

To avoid classification as an investment company, we monitor our asset composition and income and may be required to take responsive actions, including disposing of digital assets that we might otherwise hold for the long term, deploying capital into non-investment assets, incurring additional debt, issuing equity, or entering into other financing arrangements that may not be favorable to our business. These measures could be costly, disruptive, or executed under unfavorable market conditions, and there is no assurance that they would be successful in enabling us to remain outside the scope of the 1940 Act. If we are ultimately required to register as an investment company, the resulting regulatory burdens could materially and adversely affect our business model, operations, and the market value of our Common Stock.

In addition, the evolving regulatory environment surrounding digital assets has introduced complications related to insurance coverage and market perception. For example, our engagement in digital asset activities may result in increased costs for director and officer liability insurance or limit our ability to obtain such coverage on acceptable terms. Further regulatory developments—whether through legislation, rulemaking, enforcement, or judicial decisions—could continue to impose operational, legal, and financial risks that adversely impact our digital asset strategy and broader business performance.

Our financial results and the market price of our Common Shares may be affected by the prices of the assets held in our digital asset portfolio, and evolving accounting standards may increase earnings volatility and reporting complexity.

As part of our capital allocation strategy for assets not required for working capital, we intend to invest in digital assets, including Bitcoin, Solana, and other utility-oriented crypto tokens. The prices of these digital assets have historically experienced significant volatility and fluctuations, which could materially impact the fair value of our portfolio and cause substantial variability in our reported earnings. Under current U.S. generally accepted accounting principles (“GAAP”) and the recently adopted Accounting Standards Update No. 2023-08, certain crypto assets must be measured at fair value with changes in fair value recognized in net income. This accounting treatment may cause significant volatility in our financial results from period to period, even if we do not sell any digital assets.

Additionally, certain crypto assets we hold may not qualify for fair value measurement and instead are accounted for as indefinite-lived intangible assets, subject only to impairment losses with no recognition of subsequent increases in fair value until sold. The application of GAAP to crypto assets is evolving and remains subject to interpretation and possible changes, which could require retrospective adjustments or impact our financial statements in the future. The valuation of digital assets requires significant judgment and the use of third-party pricing sources, which may be subject to error or dispute.

If investors view the value of our Common Stock as linked to our digital asset holdings, fluctuations in the value of these assets may significantly influence the market price of our Common Stock. A decline in our digital asset portfolio value could adversely affect the market price of our Common Stock and our financial results, which in turn could impact the conversion of the Notes issued in this offering. If the market price of our Common Stock declines and conversion does not occur, we may be required to repay the Notes in cash. Furthermore, to the extent the value of the Notes exceeds the value of the digital assets held as collateral, we may need to obtain additional financing, which may not be available on acceptable terms or at all.

There can be no assurance that our investment strategy involving digital assets will achieve its intended financial or risk management objectives. We may incur unexpected losses, increased volatility in reported earnings, or adverse regulatory or accounting consequences as a result of this strategy.

We face risks relating to the custody of our tokens, including the loss or destruction of private keys required to access our tokens and cyberattacks or other data loss relating thereto, including smart contract related losses and vulnerabilities.

We currently custody our digital tokens with BitGo, a South Dakota-chartered trust company and registered money services business. BitGo has represented that it safeguards client assets through segregated wallets, Multi-Signature and Threshold Signature technology, offline key storage, multi-party transaction approvals, and SOC 1 Type 2 and SOC 2 Type 2 audited processes. BitGo further maintains an insurance policy with limits of up to $250 million covering theft, loss, and insider misconduct, underwritten by a syndicate of insurers at Lloyd’s of London and the European Marketplace. Notwithstanding these measures, there can be no assurance that BitGo or any other custodian we may engage in the future will not experience a cyberattack, operational failure, or other compromise of its custody systems.

In light of the significant amount of digital assets that we may potentially hold, we may need to engage additional custodians to achieve a greater degree of diversification in the custody of our tokens, as the extent of potential risk of loss is dependent, in part, on the degree of diversification. However, multiple custodians may utilize similar wallet infrastructure, cloud service providers, or software systems, which could increase systemic technology risk. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our tokens, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our digital assets, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.

Although BitGo maintains insurance, and other custodians may offer insurance coverage for digital assets, there can be no assurance that such coverage will be sufficient to fully cover potential losses, that such coverage will be maintained in the future, or that such coverage will respond to all forms of loss or compromise. To the extent the private keys for the custodial wallet holding our digital assets are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the assets held in the related digital wallet. Furthermore, digital wallets held on our behalf could be compromised as a result of a cyberattack, and digital assets and blockchain technologies have been, and may in the future continue to be, subject to security breaches, cyberattacks, or other malicious activities.

As part of our treasury management strategy, we may engage in staking, re-staking, or other permitted activities that involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our tokens. Like all software code, smart contracts are exposed to the risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities, or poorly designed permission structures that could result in the irreversible loss of our digital assets.

Our ability to generate income from our digital asset holdings is subject to significant uncertainty, and yield opportunities may not develop or may fail to perform as expected.

As part of our digital asset treasury strategy, we intend to evaluate or participate in yield-generating activities associated with Bitcoin, Solana, and DevvE. Each of the First Tranche Assets presents distinct risks that may limit our ability to earn returns, adversely affect our treasury management, or result in losses.

Bitcoin Yield Strategy Risks. While we view Bitcoin as a foundational reserve asset within the emerging tokenization ecosystem, on-chain yield opportunities for Bitcoin are nascent and remain largely theoretical. Most Bitcoin layer-2 networks or staking-like mechanisms are in pilot or proof-of-concept stages, lacking meaningful track records of technical stability, security, governance, or legal treatment. As a result, any participation would require substantial diligence, incur additional costs, and may expose us to heightened risk of technical failure, security breaches, or governance disputes. In addition, custodial constraints may limit access to certain protocols, and participation could require entering into new or amended custody arrangements, introducing counterparty and operational risks. Some proposed yield mechanisms may ultimately never achieve adoption or custodial support, leaving Bitcoin as a non-yielding reserve asset in our treasury.

Solana Yield Strategy Risks. Unlike Bitcoin, Solana supports native on-chain staking, and we intend to stake Solana through our qualified custodian. However, staking rewards are variable, influenced by speculative trading activity, stablecoin settlement demand, validator performance, and protocol-level inflation, which is designed to decline over time. Network outages, which have occurred historically, could further disrupt yield. Staking is also subject to custodial service fees, validator risk, and ongoing operational oversight costs. In addition, Solana’s planned “Alpenglow” consensus upgrade, expected in 2026, may alter validator incentives, staking economics, or reward distribution in unanticipated ways. As a result, staking yields may not be stable, sustainable, or sufficient to materially support our treasury strategy.

DevvE Yield Strategy Risks. DevvE does not presently support staking or consensus-based yield, and its ecosystem is at an early stage of development. Accordingly, DevvE is expected to function as a strategic, rather than income-producing, holding in our treasury for the foreseeable future. The absence of on-chain yield limits our ability to generate recurring revenue from DevvE. Adoption timelines, liquidity levels, and integration with tokenization markets remain uncertain, and trading volumes are materially lower than those of more established digital assets. DevvE’s tokenomics include vesting schedules and concentrated allocations, which may further affect liquidity and market behavior. Until DevvE’s ecosystem matures to support yield-generating applications, our holdings will remain subject to significant execution and adoption risk.

In light of these risks, there can be no assurance that we will be able to generate meaningful or sustainable yield from Bitcoin, Solana, DevvE, or any other digital asset. Any failure to do so could adversely affect our operating results, liquidity, and ability to execute our business strategy.

The First Tranche Assets —Bitcoin, Solana, and DevvE—can be subject to extreme price volatility, and declines in their value could materially and adversely affect our financial condition.

Cryptocurrencies remain a highly volatile asset class characterized by rapid price swings and structural features that amplify risk. The sector is novel and experimental, with many protocols and networks still in early stages of development. Market activity is often driven by high levels of leverage and significant retail participation, which can accelerate both rallies and drawdowns. While larger, more liquid assets such as Bitcoin tend to exhibit comparatively greater stability, volatility increases markedly with newer or less established tokens. These dynamics make digital assets inherently speculative and subject to sharp fluctuations in value, underscoring the need for careful monitoring and risk management in any treasury allocation.

Bitcoin Volatility. Although Bitcoin is often viewed as the most established and comparatively less volatile digital asset, its price history demonstrates substantial drawdowns. For example, in April 2021 Bitcoin traded at approximately $64,300, but by June 2021 had fallen to $27,900, a decline of roughly 57% in two months. Later in the same cycle, Bitcoin reached an all-time high of $69,000 in November 2021, before declining to $16,000 by November 2022, a drawdown of about 77%. Even in 2025, Bitcoin has remained volatile, rising to nearly $109,000 in January 2025 before retracing to approximately $75,000 by April, a 31% decline over three months. These examples underscore that, while relatively more stable than other digital assets, Bitcoin remains subject to large and rapid price swings.

Solana Volatility. Solana has historically exhibited significantly higher volatility than Bitcoin, reflecting its newer and more experimental status. Between July and November 2021, Solana rose from about $30 to $239, an increase of nearly 697%, only to decline to $8 by November 2022, a drawdown of approximately 97%. More recently, in 2025, Solana rose to $293 in January before falling to $96 in April—a 67% decline—followed by a rebound to approximately $239, a 149% increase from the April low. These extreme swings reflect the speculative nature of activity on the Solana network, including trading in memecoins and experimental applications, which contributes to its heightened volatility relative to more established digital assets.

DevvE Volatility. DevvE has demonstrated even greater volatility, consistent with its status as an emerging, relatively illiquid token. After reaching an all-time high of $1.87 in March 2024, DevvE fell to $0.14 by September 2024, a drawdown of about 93%. It then rose to $1.48 in January 2025, before declining to $0.46 in subsequent months, a 69% decline. Such fluctuations are typical for new and experimental networks, where limited adoption, concentrated ownership, and speculative trading contribute to elevated volatility compared to more established digital assets.

There can be no assurance that the value of Bitcoin, Solana, DevvE, or any other digital asset we may hold will not decrease substantially or remain highly volatile. Any such declines could materially and adversely affect the value of our digital asset treasury, our financial condition, and our results of operations.

There are risks inherent to the First Tranche Assets that could reduce the value of our holdings and impair such asset’s role in our treasury strategy.

Bitcoin-specific Risks. Our Bitcoin holdings expose us to systemic and adoption risks that are distinct from those associated with other digital assets. While Bitcoin is the most established cryptocurrency, its long-term role as a settlement and reserve layer for tokenization markets could diminish if competing blockchains develop faster settlement times, lower transaction costs, or greater programmability. Bitcoin’s governance structure is relatively stable, but protocol upgrades, forks, or disputes within the developer and mining communities could create uncertainty for applications that rely on anchoring tokenized assets to the Bitcoin blockchain. In addition, Bitcoin’s reliance on a global mining network exposes it to jurisdictional and regulatory risk; restrictions on mining in key regions could impair security and undermine confidence in the network. Although liquidity in Bitcoin markets is deep, the asset remains subject to significant volatility driven by leverage and speculative activity. If systemic or adoption-related risks materialize, our Bitcoin holdings may not serve their intended role in supporting our digital asset treasury strategy.

Solana-specific Risks. Our Solana holdings present heightened operational and volatility risks compared to Bitcoin or other larger digital assets. Although Solana has achieved notable growth in developer activity and transaction throughput, its long-term adoption for institutional tokenization remains unproven. The network has experienced outages and reliability issues, and critics have highlighted centralization concerns in its validator set, raising risks regarding governance and operational resilience. Solana’s markets are generally liquid, but its token has experienced extreme price volatility, and staking yields are variable, being tied to protocol-defined inflation and fluctuating network usage. The upcoming Alpenglow upgrade may improve throughput and reliability, but it also introduces uncertainty about validator incentives and staking dynamics. Because operational stability and yield predictability remain uncertain, any disruption to Solana’s network performance or institutional adoption could materially reduce the value of our Solana holdings and impair their role in our treasury strategy.

DevvE-specific Risks. Our DevvE holdings involve elevated adoption and liquidity risks relative to more established digital assets. DevvE is an early-stage network, and its ability to attract sufficient developers, projects, and users to sustain long-term adoption is uncertain. Governance frameworks and infrastructure are still developing, which creates risks around technical stability and institutional credibility. DevvE markets are relatively illiquid, with limited trading venues and volumes, potentially constraining our ability to scale positions or exit efficiently. In addition, DevvE does not currently support staking or consensus-based yield generation, and a significant portion of its tokens remain subject to vesting and unlock schedules, which could create downward pressure on price as new supply enters circulation. Because DevvE’s strategic positioning depends on adoption of tokenization projects with environmental and social themes, failure of these use cases to materialize could materially impair the utility and value of our DevvE holdings.

Risks Related to Our Information Technology and Intellectual Property

Failure of a key information technology system, process or site could have a material adverse effect on our business.

We rely on our information technology (“IT”) systems to operate our business and are dependent upon the availability, capacity, reliability and security of our IT infrastructure and our ability to expand and continually update this infrastructure, to conduct daily operations. In the event that we are unable to secure our software and hardware, effectively upgrade systems and network infrastructure and take other steps to maintain or improve our systems, the operations of such systems could be interrupted or result in loss, corruption or release of confidential data.

The IT systems are subject to a variety of security risks, which are growing in both complexity and frequency and could include potential breakdown, cyber phishing, invasion, virus, cyber-attack, cyber-fraud, security breach, and destruction or interruption of its IT systems by third parties or insiders. Unauthorized access to these systems by employees or third parties could lead to corruption or exposure of confidential fiduciary or proprietary information, in a loss or theft of our financial resources, critical data and information or could result in a loss of control of our technological infrastructure or financial resources, which could have a material adverse effect on our business, financial condition, and results of operations as well as on our reputation.

Although we have implemented cybersecurity protections to safeguard our data, we can provide no assurances that these protections will prevent all cybersecurity breaches.

We have experienced security incidents or breaches in the past, and if we experience any future security incidents or breaches, our reputation may be harmed and we may suffer significant liabilities, any of which could have a material adverse effect on our business and results of operations.

Security incidents, in particular, cyberattacks, computer malware, viruses, social engineering (including phishing attacks), ransomware attacks and hacking are becoming more prevalent. We and our third-party providers are at risk of security incidents which may affect our investments and the customer data we and our third-party providers process. A security incident could be caused by disasters, insiders or third parties, including through inadvertent acts or omissions, negligence, or malicious acts such as hacking or the use of viruses, ransomware, or malware. In addition, third parties may use phishing, fraud or other forms of deception to induce our employees, suppliers, research partners, or other third parties with whom we do business to disclose information, or to obtain access to our IT systems, facilities, data, or confidential and proprietary information and technologies. For example, in September 2023, an unauthorized third-party gained access to one of our officer’s email accounts through a phishing attack. This cyber-attacker contacted an investor of ours via email, impersonating our officer, resulting in the investor wiring money to the cyber-attacker. Upon discovering that our officer’s email account was compromised, we have worked with a third-party IT service provider to conduct a forensic audit to determine the extent of the security breach. Based on the IT service provider’s findings, we do not believe that the cyber-attacker used the access that they gained to our officer’s account to access any of our other accounts or systems. However, there can be no assurance that the IT service provider’s forensic audit has uncovered all security breaches, nor that the security policies and procedures we have adopted since discovering this security breach will be sufficient to prevent future security breaches.

We may experience cybersecurity incidents and security breaches in the future. Any future security breach suffered by us or our third-party service providers or any unauthorized, accidental or unlawful access or loss of data, or the perception that any such event has occurred, could result in a disruption to our operations, litigation, an obligation to notify regulators and affected individuals, the triggering of indemnification and other contractual obligations to our customers, regulatory investigations, government fines and penalties, reputational damage, loss of sales, customers and prospects, expenses related to mitigation and remediation, and other significant costs and liabilities. In addition, we may incur significant costs and operational consequences in relation to investigating, remediating, and addressing actual or perceived security incidents, as well as the costs to comply with any notification or other obligations resulting from any such incidents. Any of the foregoing could materially affect our business, financial condition, results of operations, cash flow and prospects.

The actual or perceived failure to comply with data privacy and data security laws, regulations and industry standards could have a material adverse effect on our reputation, results of operations or financial condition or have other material and adverse consequences.

We are subject to various laws, related regulations, and industry standards involving data privacy and security. Such laws and regulations relating to data privacy and security are continuously evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied in the past or may not comply now or in the future with all such laws, regulations, requirements and obligations.

If we are unable to obtain, protect or enforce our rights in proprietary technology, brands or other intellectual property, our competitive advantage, business, financial condition, results of operations, cash flow and prospects could be materially adversely affected.

In the future, we may file patent applications, including provisional patent applications, for certain technologies related to our business. We may not be able to accurately predict all the countries where patent protection will ultimately be possible or desirable. If we have failed or fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. In addition, we cannot assure you that any of our patent applications will be granted or will issue as patents. The scope of patent protection could be narrowed during the application process, and accordingly we cannot assure you that the resulting patents would be of sufficient scope to provide us with any meaningful protection or commercial advantage. Furthermore, any patents that we do obtain could be challenged, invalidated or circumvented by others, and our competitors could infringe our patents; however, we cannot assure you that we will learn of all instances of infringement, and even if we become aware of infringement, we cannot assure you that we will have adequate resources to enforce our patents. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, financial condition, results of operations, cash flow and prospects.

Risks Related to Legal, Compliance and Regulations

Our business and current and future operations are subject to liabilities and operating restrictions arising from regulatory requirements. We will be subject to regulatory requirements in multiple jurisdictions, which impose substantial compliance requirements on our operations. Our operating costs could be significantly increased in order to comply with new or more stringent regulatory standards in the jurisdictions in which we operate.

We are subject to, and may be adversely affected by changes in, regulatory requirements, customs, duties and other taxes in jurisdictions in which we operate, including Canada, the United States, and African countries. The costs associated with legal compliance may be substantial. In addition, possible future laws and regulations, changes to existing laws and regulations or more stringent enforcement of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspension of projects generating carbon credits and planned operations and delays in the development of projects generating carbon credits. Moreover, these laws and regulations may allow governmental authorities and private parties to bring lawsuits based upon damages to property and injury to persons resulting from environmental, health and safety impacts of the operations of projects generating carbon credits. Any failure by us or operators of projects in which we invest to comply with laws and regulators could lead to financial restatements, fines, penalties, loss, reduction or expropriation of entitlements, the imposition of additional local or foreign parties as joint venture partners with carried or other interests and other material negative impacts. Further, violations of environmental and other laws, regulations and permit requirements may also result in criminal sanctions or injunctions.

Many foreign, federal, state and local environmental laws, regulations and permitting requirements will apply to projects generating carbon credits and could negatively impact our ability to generate carbon credits. Violations of these laws and permit requirements could also result in negative publicity for us, which, in turn, would have a material adverse effect on our business and results of operations.

From time to time, we may be involved in litigation, regulatory actions or government investigations and inquiries, which could have an adverse impact on our profitability and financial position.

We may, from time to time, be involved in various claims, legal proceedings and disputes arising in the ordinary course of business. It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurances that any such exposure will not be material. If such disputes arise and we are unable to resolve these disputes favorably, it may have a material and adverse effect on our profitability, results of operations and financial condition. Such disputes may also negatively affect our reputation and divert management’s attention from operations.

It may be difficult for our stockholders to acquire jurisdiction and enforce liabilities against our assets based in international jurisdictions.

Some or all of our assets, as well as certain of our directors and officers, reside outside of the United States, including David Goertz, Michael Max Bühler and Stephen Kukucha. As a result, it may not be possible for certain stockholders to enforce their legal rights, to effect service of process upon our directors or executive officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and executive officers under United States federal securities laws.

We may not be able to have all our projects validated through a compliance market or by an internationally recognized carbon credits standard body.

In seeking to acquire and grow a diversified and high-quality portfolio of streams and investments in projects that generate carbon credits over the long term, our intention is to seek to have all such projects validated through a compliance market or by an internationally recognized carbon credits standard body in the voluntary market, such as the Verified Carbon Standard, a widely used greenhouse gas crediting program, administered by Verra, a nonprofit organization that operates standards in environmental and social markets. These standards organizations are meant to increase credibility in the marketplace. We may also seek to have co-benefits validated by standards such as the Climate, Community and Biodiversity Standard, which evaluates land management projects, SOCIALCARBON, an international greenhouse gas standard, or the Sustainable Development Verified Impact Standard, also administered by Verra, which is the standard for certifying the sustainable development benefits of social and environmental projects. Any actual or proposed changes to international carbon standards or verification requirements and/or the implementation of any national or international laws, treaties or regulations by governmental entities and/or any adverse changes to existing governmental policies with respect to carbon credits (including, without limitation, any changes to nationally determined contributions under the Paris Agreement or any other national or international initiatives) may result in a material and adverse effect on our profitability, results of operation and financial condition.

Carbon pricing initiatives are based on scientific principles that are subject to debate. Failure to maintain international consensus may negatively affect the value of carbon credits.

Carbon pricing initiatives, such as ETSs, carbon taxes and carbon credits have arisen primarily due to relative international and scientific consensus with respect to scientific evidence indicating a correlative relationship between the rise in global temperatures and extreme weather events, on the one hand, and the rise in greenhouse gas emissions in the atmosphere, on the other hand. New technologies may arise that may diminish or eliminate the need for carbon markets. Ultimately, the price of carbon credits is determined by the cost of reducing emissions levels. If the price of credits becomes too high it will be more economical for companies to develop or invest in lower emission technologies, thereby suppressing the demand and adversely affecting the price. Regulatory risk related to changes in regulation and enforcement of ETSs can adversely affect market behavior. If fines or other penalties for non-compliance are not enforced, incentives to purchase carbon credits will deteriorate, which can result in a fall in the price of carbon credits and a drop in the value of our assets.

Our business may require numerous permits, licenses and other approvals from various governmental agencies, and the failure to obtain or maintain any of them, or delays in obtaining them, could materially adversely affect us.

We may acquire a property or an interest in a property with the intent to generate carbon credits from activities on that property. These future activities may require licenses and permits from various governmental authorities. We cannot give any assurances that we will be able to obtain or maintain all necessary licenses and permits that may be required to carry out development of our carbon offset projects on any future properties.

Our cross-border operations require us to comply with anti-bribery and anti-corruption laws.

Our activities are subject to a number of laws that prohibit various forms of corruption, including local laws that prohibit both commercial and official bribery and anti-bribery laws that have a global reach. The increasing number and severity of enforcement actions in recent years present particular risks with respect to our business activities to the degree that any employee or other person acting on our behalf might offer, authorize, or make an improper payment to a foreign government official, party official, candidate for political office, or political party, an employee of a foreign state-owned or state-controlled enterprise, or an employee of a public international organization.

We currently have interactions with government entities around the world that expose us to potential risks under anti-corruption and anti-bribery laws. As we increase our international operations, our risks under these laws may increase. In addition, we may participate in relationships with third parties whose conduct could potentially subject us to liability under the anti-corruption laws even if we do not explicitly authorize or have actual knowledge of such activities. We have established policies and procedures designed to assist us and personnel acting on our behalf in complying with applicable anti-bribery laws and regulations; however, these policies and procedures may not prevent violation of these legal requirements, inadvertent or otherwise. Any actual or alleged violation of applicable anti-corruption and anti-bribery laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, any of which could have a material adverse effect on our reputation, as well as our business, financial condition, results of operations and prospects.

We are subject to legal risks associated with our global operations.

Our operations are subject to risks inherent in conducting business globally. In addition to the cross-border regulatory and legal risks described elsewhere in this annual report, our business is subject to risks associated with management communication and integration problems resulting from cultural and geographic dispersion. Compliance with laws and regulations applicable to our global operations also substantially increases our cost of doing business in foreign jurisdictions. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition, results of operations, cash flow and prospects may suffer. We may be unable to comply with changes in government requirements and regulations, which could harm our business. In many countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners or agents could result in delays in revenue recognition, financial reporting misstatements, investigations and enforcement actions, reputational harm, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences or the prohibition of the importation or exportation of our platform and could have a material adverse effect on our business, results of operations and financial condition.

Carbon trading is heavily regulated and new legislation in the jurisdictions in which we operate may materially impact our operations.

Carbon trading is regulated by specific jurisdictions pursuant to regional legislation or may be voluntary. When regulated (e.g., in the European Union and in the Western Climate Initiative jurisdictions), governments compel emitters to reduce their greenhouse gas emissions through technological improvements or through the purchase of carbon credits. New legislation may arise in certain compulsory jurisdictions that may render our business plan and knowledge obsolete with respect to carbon credits. With respect to the voluntary trade of carbon credits, there is a significant risk that certain voluntary purchasers of carbon credits may elect to cease the purchase of carbon credits for various reasons that are inherent to their business plans, because of changing economic, political contexts or other conditions that cannot be controlled by us. If voluntary purchasers of carbon credits elect to stop purchasing carbon credits, it could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Common Shares

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of securities may vary significantly due to factors specific to us as well as to general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because there are no current plans to pay cash dividends on our Common Shares for the foreseeable future, you may not receive any return on investment unless you sell your Common Shares at a price greater than what you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment, and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on our Common Shares will be at the sole discretion of our Board. The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to its stockholders or by its subsidiaries to it and such other factors as the Board may deem relevant. As a result, you may not receive any return on an investment in New Common Shares unless you sell your Common Shares for a price greater than that which you paid for it.

Our shareholders may experience dilution in the future.

We have warrants outstanding to purchase up to an aggregate of 2,218,689 of our Common Shares. Further, we may choose to seek third-party financing to provide additional working capital for our business, in which event we may issue additional Common Shares or other equity securities.

The issuance of additional Common Shares or other equity securities of equal or senior rank would have the following effects:

●	the amount of cash available per share, including for payment of dividends in the future, may decrease;
●	the relative voting strength of each previously outstanding Common Share may be diminished; and
●	the market price of our Common Shares may decline.

We cannot be certain that additional financing will be available on reasonable terms when required, or at all.

From time to time, we may need additional financing. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets, and other factors. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of the Class A Common Stock and our shareholders

The future exercise of registration rights may adversely affect the market price of our Common Shares.

We have entered into registration rights agreement that will obligate New us to register the Common Shares received by certain significant Shareholders as part of the Business Combination, as well as our Common Shares or Converted Warrants received by Sponsor and its permitted transferees in exchange for the Founder Shares, Private Placement Warrants or other restricted securities acquired. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Sales of a substantial amount of common stock pursuant to a resale registration statement in the public market could occur at any time the registration statement remains effective. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell such shares, could reduce the market price of our Common Shares.

Future resales of our Common Shares may cause the market price of our securities to drop significantly, even if our business is doing well.

Certain of our Shareholders and certain of our officers and directors entered into a lock-up agreement pursuant to which they will be contractually restricted from selling or transferring any of (i) their Common Shares held immediately following the Closing and (ii) any of their Common Shares that result from converting securities held immediately following the Closing (the “Lock-Up Shares”). Such restrictions began at Closing and end the earliest of: (a) 360 days from the Closing, (b) the date FIAC consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of FIAC’s stockholders having the right to exchange their FIAC common stock for cash, securities or other property and (c) the date on which the closing sale price of FIAC common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred and fifty (150) days after the Closing.

Focus Impact Sponsor, LLC (the “Sponsor”) is subject to a lock-up pursuant to a letter agreement, entered into at the time of the IPO, among FIAC, the Sponsor and the other parties thereto, pursuant to which the Sponsor is subject to a lock-up beginning on the Closing and end the earliest of: (a) one year from the Closing, (b) the date FIAC consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of FIAC’s stockholders having the right to exchange their Class A Common Stock for cash, securities or other property and (c) the date on which the closing sale price of Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred and fifty (150) days after the Closing.

However, following the expiration of such lock-ups, the Sponsor and the holders of Lock-Up Shares will not be restricted from selling our Common Shares held by them, other than by applicable securities laws. As such, sales of a substantial number of our Common Shares in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Shares. Upon completion of the Business Combination, the Sponsor and the holders of Lock-Up Shares (including our Common Shares issued as awards as a result of conversion of Company Shares that were reserved for issuance pursuant to our outstanding stock options and unvested restricted stock units outstanding will collectively beneficially own approximately 75.0% of the outstanding Common Shares, assuming that no additional public stockholders redeem their Public Shares.

The shares held by the Sponsor and the Lock-Up Shares may be sold after the expiration of their applicable lock-up periods. As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our Common Shares price or the market price of our Common Shares could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, its share price and trading volume could decline.

The trading market for our Common Shares will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any analyst coverage and may not obtain analyst coverage in the future. In the event we obtain analyst coverage, we will not have any control over such analysts. If one or more of the analysts who cover our downgrade our shares or change their opinion of our Common Shares, the share price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us it could lose visibility in the financial markets, which could cause its share price or trading volume to decline.

We are an “emerging growth company,” and the reduced SEC reporting requirements may make its shares less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Business Combination, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we issued more than $1.0 billion in non-convertible debt during the prior three-year period. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, such as an exemption from the provisions of Section 404(b) of SOX requiring its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find its shares less attractive because it intends to rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our shares less attractive as a result, there may be a less active, liquid and/or orderly trading market for its shares and the market price and trading volume of its shares may be more volatile and decline significantly.

Risks Related to Being a Public Company Listed on the Nasdaq

The Company’s failure to meet Nasdaq’s continued listing requirements could result in a delisting of its shares.

If, after listing, we fail to satisfy Nasdaq’s continued listing requirements, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist its shares. Such a delisting would likely have a negative effect on the price of our shares and would impair your ability to sell or purchase our shares when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by it to restore compliance with listing requirements would allow it shares to become listed again, stabilize the market price or improve the liquidity of our shares, prevent its shares from dropping below Nasdaq’s minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us additional trading restrictions.

Our securities are currently listed on the Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to continue listing our securities on the Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of its securities (generally 400 public holders). Additionally, in connection with the Business Combination, we are required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq.

Broad market and industry fluctuations may adversely affect the market price of our Common Shares, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Shares is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Risks Related to Taxes

Our ability to utilize its net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations, including losses as a result of the Business Combination.

We are likely to continue incurring significant tax losses, which may be limited in their usability under Canadian and other tax laws. Although we do not expect the Business Combination nor any of the ownership changes in the course of past financing rounds to result in a forfeiture of our Canadian tax loss attributes, the realization of future tax savings from such tax loss attributes will be limited under the Tax Act and will depend on the tax authorities’ acceptance of their continued availability and our ability to generate future taxable income in Canada against which such losses can be offset.

Following the SPAC Continuance, the Company will be subject to Canadian and United States tax on its worldwide income.

Following the SPAC Continuance, the Company will be deemed to be a resident of Canada for Canadian federal income tax purposes by virtue of existing under the ABCA, subject to the application of an applicable tax treaty or convention. Accordingly, subject to an applicable tax treaty or convention, the Company will be subject to Canadian taxation on its worldwide income, in accordance with the rules set forth in the Income Tax Act (Canada) (the “Tax Act”) generally applicable to corporations residing in Canada. Notwithstanding that the Company will be deemed to be a resident of Canada for Canadian federal income tax purposes, the Company will also be treated as a U.S. corporation for U.S. federal income tax purposes, pursuant to Section 7874(b) of the Internal Revenue Code of 1986, as amended (the “Code”), and will be subject to U.S. federal income tax on its worldwide income. As a result, subject to an applicable tax treaty or convention, the Company will be subject to taxation both in Canada and the U.S., which could have a material adverse effect on the Company’s business, financial condition and results of operations. All shareholders and investors should consult with their own tax advisors in this regard.

Dividends, if ever paid, on the Company’s Common Shares will be subject to Canadian and/or United States withholding tax.

It is currently anticipated that the Company will not pay any dividends on its Common Shares in the foreseeable future. To the extent dividends are paid, dividends received by holders of the Company’s Common Shares who are not residents of the U.S. and who are residents of Canada for purposes of the Tax Act will be subject to U.S. withholding tax. Any dividends may not qualify for a reduced rate of withholding tax under the U.S.-Canada income tax treaty (“Canada-U.S. Tax Convention”). Any U.S. withholding taxes paid by or on behalf of a resident of Canada in respect of dividends received on the Company’s Common Shares may be eligible for foreign tax credit or deduction treatment where applicable under the Tax Act. Generally, a foreign tax credit in respect of a tax paid to a particular foreign country is limited to the Canadian tax otherwise payable in respect of income sourced in that country. Dividends received on the Company’s Common Shares by a resident of Canada may not be treated as income sourced in the United States for these purposes, such that a foreign tax credit under the Tax Act may not be available. Residents of Canada should consult their own tax advisors with respect to the availability of any foreign tax credits or deductions under the Tax Act in respect of any U.S. withholding taxes applicable to dividends on the Company’s Common Shares.

Dividends received by stockholders who are residents of the U.S. will not be subject to U.S. withholding tax but will be subject to Canadian withholding tax. Any dividends may not qualify for a reduced rate of withholding tax under the Canada-U.S. Tax Convention. For U.S. federal income tax purposes, a U.S. holder may elect for any taxable year to receive either a credit or a deduction for all foreign income taxes paid by the holder during the year. Dividends paid by us will be characterized as U.S. source income for purposes of the foreign tax credit rules under the Code. Accordingly, U.S. holders generally will not be able to claim a credit for any Canadian tax withheld unless, depending on the circumstances, they have an excess foreign tax credit limitation due to other foreign source income that is subject to a low or zero rate of foreign tax. Subject to certain limitations, a U.S. holder should be able to take a deduction for the U.S. holder’s Canadian tax paid, provided that the U.S. holder has not elected to credit other foreign taxes during the same taxable year.

Dividends received by non-U.S. holders who are not residents of Canada for purposes of the Tax Act will be subject to U.S. withholding tax and will also be subject to Canadian withholding tax. These dividends may not qualify for a reduced rate of U.S. withholding tax under any income tax treaty otherwise applicable to our stockholders, subject to examination of the relevant treaty. These dividends may, however, qualify for a reduced rate of Canadian withholding tax under any income tax treaty otherwise applicable to our stockholders, subject to examination of the relevant treaty.

Each holder of the Company’s Common Shares should seek tax advice, based on such stockholder’s particular facts and circumstances, from an independent tax advisor.

Changes in tax laws may affect the Company and its stockholders and other investors.

There can be no assurance that the Company’s Canadian and U.S. federal income tax treatment or an investment in the Company will not be modified, prospectively or retroactively, by legislative, judicial or administrative action, in a manner adverse to the Company or its stockholders or other investors.

Taxation of digital assets is complex and evolving.

The tax treatment of utility digital assets and other crypto assets is complex, evolving, and may be uncertain or subject to differing interpretations by taxing authorities globally and in the United States. The Internal Revenue Service (“IRS”) and other tax authorities have issued limited guidance specifically addressing the classification, reporting, and taxation of transactions involving utility tokens, including their acquisition, holding, use, and disposition.

As a result, we may be subject to adverse tax consequences, including but not limited to: unexpected tax liabilities; additional tax reporting obligations; withholding taxes; penalties and interest for noncompliance; and the risk of audits or disputes with tax authorities regarding the timing, amount, or character of income, gain, loss, or deduction related to our digital asset holdings.

Furthermore, changes in tax laws, regulations, or enforcement policies could increase our tax burden or affect the tax efficiency of our investment strategy. Such changes could also require us to modify our investment, accounting, or operational practices, potentially resulting in increased costs or reduced returns.

There can be no assurance that tax authorities will not challenge the tax treatment of our digital asset holdings or that such challenges would not have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Our management recognizes the impact that cybersecurity threats could have on our business operations, our compliance with regulations and our reputation. We have identified cybersecurity as a critical business risk as part of our overall risk management strategy, which our board of directors oversees.

We have implemented an information security management system in accordance with our risk profile and business that is designed to protect the Company, our employees, and our shareholders from cybersecurity threats. We have also developed an incident response policy and procedure designed to facilitate the handling of cybersecurity incidents.

Our cybersecurity risk management program seeks to proactively identify, assess, and mitigate risks from cybersecurity threats. Key components include informal self-assessments, third-party managed security services, malware protection, and network security controls. We also maintain a cyber insurance policy that provides coverage for certain costs and liabilities associated with cybersecurity incidents, including data breaches and network interruptions; however, such insurance may not be sufficient to cover all losses in every circumstance.

We take a risk-based approach to the evaluation and oversight of third-party vendors with access to Company systems or data.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time-to-time experienced threats and cybersecurity incidents that could affect our information or systems. For more information, see Item 1A. Risk Factors.

Governance Oversight of Cybersecurity Risk Management

Oversight of cybersecurity risk is the responsibility of the Board of Directors as part of its broader role in overseeing the Company’s enterprise risk management framework. The Board receives periodic updates from management regarding cybersecurity matters, including the Company’s information security program, risk assessments, and incident response preparedness.

The Board delegates certain aspects of enterprise risk oversight to its committees as appropriate; however, cybersecurity risk management is primarily monitored at the full Board level. The Board regularly reviews management’s assessment of cybersecurity risks, key controls in place to mitigate those risks, and the Company’s overall cyber readiness.

Management is responsible for implementing and maintaining the Company’s cybersecurity policies, programs, and controls, and for reporting to the Board on material developments and significant incidents. Updates to the Board occur at least annually and more frequently as needed in the event of notable changes in the threat environment or incidents requiring attention.
ITEM 2.	PROPERTIES.

Our corporate headquarters are located in Calgary, Alberta, Canada. We consider our current office space adequate for our current operations.

The mailing address of our principal executive offices is 2108 N St., Suite 4254 Sacramento, CA 95816 and our telephone number at such address is (818) 683-2765.

ITEM 3.	LEGAL PROCEEDINGS.

There is no material litigation currently pending or, to the knowledge of our management, contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Nasdaq Capital Market under the ticker symbol “DEVS”. The last price of our common stock as reported on the Nasdaq Capital Market on October 28, 2025 was $1.83 per share. As of November 3, 2025, there were approximately 15 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name such as banks and brokerage firms.

Dividends

To date, we have neither declared nor paid any dividends on our common stock nor do we anticipate that such dividends will be paid in the foreseeable future. Rather, we intend to retain any earnings to finance the growth and development of our business. Any payment of cash dividends on our common stock in the future will be dependent, among other things, upon our earnings, financial condition, capital requirements and other factors which the Board of Directors deems relevant. In addition, restrictive covenants contained in any financing agreements entered into in the future may preclude us from paying any dividends.

Unregistered Sale of Equity Securities and Use of Proceeds

Between May 5, 2025 and August 27, 2025, the Company issued shares of its common stock to Helena pursuant to the Company’s existing Equity Line of Credit (“ELOC”) facility. The issuances were made as drawdowns under the ELOC in exchange for cash proceeds used primarily for working capital and, in certain cases, to fund payments toward the Company’s convertible note obligations under the Helena Note Purchase Agreement. The shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, as transactions not involving a public offering.

Date	Advance #	Shares Issued	Share Price (US$)	Gross Proceeds (US$)	Deposit Date	Use of Proceeds / Comments

05/05/2025	5	100,000	$0.1810	$18,100.00	05/09/2025	Working capital

05/06/2025	6	500,000	$0.1812	$90,600.00	05/07/2025	Working capital

05/07/2025	7	1,000,000	$0.3619	$361,860.00	05/12/2025	Working capital

05/08/2025	8	5,000	$0.2900	$1,450.00	05/16/2025	Working capital

05/09/2025	9	1,500,000	$0.3130	$469,686.20	05/13/2025	Working capital

05/12/2025	10	241,000	$0.4571	$110,161.10	05/21/2025	Working capital

07/21/2025	11	5,000	$0.4188	$1,570.60	07/28/2025	$523.53 applied toward convertible note

07/21/2025	12	2,000,000	$0.5954	$893,046.33	07/29/2025	$297,682.11 applied toward convertible note

Stock Repurchases in the Fourth Quarter

There were no purchases of our common stock during the three months ended July 31, 2025.

ITEM 6.	[RESERVED.]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DEVVSTREAM

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with DevvStream’s consolidated financial statements and related notes for the year ended July 31, 2025 and 2024 (“consolidated financial statements”), which have been prepared in accordance with US GAAP and are included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those described in our other SEC filings, including those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in our Current Report on Form 8-K/A filed with the SEC on March 7, 2025. All figures are in US dollars unless otherwise noted. Unless the context otherwise requires, for the purposes of this section, “DevvStream,” “we,” “us,” “our,” or the “Company” refer to DevvStream Corp. , a company existing under the Laws of the Province of Alberta, Canada, and its subsidiaries.

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

Recent Developments

Change in Functional Currency

Effective August 1, 2024, the Company reassessed its functional currency and the functional currency of its subsidiaries due to changes in underlying transactions, events, and conditions. As a result of this reassessment, the Company determined that its functional currency changed from the Canadian dollar (“CAD$”) to the United States dollar (“US$”) for DevvStream Holdings Inc. and its subsidiary, Devvstream Inc. (“DESG”). The functional currency for DevvESG Streaming Finco Ltd. (“Finco”), another subsidiary of ours, remained CAD$. This change aligns with the business's future focus and the effective date of the Focus Impact Acquisition Corp.'s Form S-4 Registration Statement with the SEC, a crucial part of the De-SPAC transaction closing.  The change in functional currency was accounted for prospectively from August 1, 2024, with no impact on prior year comparative information. Upon the change in functional currency on August 1, 2024, 121,995 of the Company’s warrants which had strike prices denominated in CAD$ were reclassified as warrant liabilities. Determining the functional currency involved significant judgments to assess the primary economic environment in which the Company operates, including factors such as the currency of underlying transactions, the location of key operations, and the currency of expected cash flows. Upon the completion of the De-SPAC Transaction on November 6, 2024, 62,772 of the Company’s stock options which had strike prices denominated in CAD$ were reclassified as stock option liabilities, as exemptions from classification from derivative liability classification under ASC 718-10-25-14 that were previously applicable upon change in functional currency no longer apply upon the commencement of trading of the Company’s common shares on the NASDAQ.

Cryptocurrency Treasury Strategy

On July 17, 2025, the Company entered into a securities purchase agreement with Helena for the issuance of up to fifty-nine tranches of convertible notes (“Crypto Strategy Convertible Debt”) for a total principal amount of $300,000,000, with closings of each tranche subject to fulfillment of conditions. Each tranche will have an issuance discount of 8%, and bear interest at a rate of 8% per annum, with a maturity date of 18 months from the date of funding. Interest shall be payable by the Company on the first day of each month. The securities purchase agreement will terminate automatically on July 17, 2027.

The principal loan amount and any accrued interest under the Crypto Strategy Convertible Debt in issuance are convertible into common stock of the Company at the option of the holder at 95% of the lowest daily volume weighted average price of the Company’s shares during the 5 preceding trading days, subject to a floor price of $0.7722, and a cap price of $7.722. If the Company issues any debt or equity, the lenders have the option to cause the Company to direct 25% of aggregate proceeds of such issuances to repay the Crypto Strategy Convertible Debt. The Company has a right to prepay the whole or any portion of the principal amount, together with any accrued interest, at any time prior to the maturity date without notice or a penalty payment.

During the period ending on the later of (i) 12 months after the closing date of the initial tranche of the Crypto Strategy Convertible Debt, and (ii) the termination of the securities purchase agreement for the Crypto Strategy Convertible Debt, if the Company offers new securities for sale, the lenders have first refusal to up to 25% of the new securities being offered.

The proceeds of the Crypto Strategy Convertible Debt are subject to restrictions of use, with 70% of the net proceeds of the initial tranche, and 75% of the net proceeds of the subsequent tranches are required to be used to purchase cryptocurrencies. The Crypto Strategy Convertible Debt is secured by up to $20,000,000 of proceeds from the Crypto Strategy Convertible Debt, held in a segregated account for trading in cryptocurrencies. The segregated account is subject to a crypto control account agreement, which requires lenders’ approval for actions taken in the segregated account.

On July 17, 2025, the Company closed the initial tranche of the Crypto Strategy Convertible Debt in the principal amount of $10,000,000, for gross proceeds of $9,200,000, with a maturity date of January 17, 2027. The Company also incurred $85,000 in transaction costs in connection with the issuance. $6,405,000 of net proceeds are intended for the purchase of cryptocurrencies. As of July 31, 2025, $6,405,000 are held as cash in a segregated account, and are thus presented as restricted cash in the consolidated balance sheet.

On August 1, 2025, the Company started deploying funds raised from its senior secured convertible notes facility with Helena Global Investment Opportunities I Ltd. (“Helena”) for purchases of Bitcoin and Solana, as part of the operational launch of the Company’s digital treasury strategy, supporting the Company’s long-term objectives in and the industry’s move towards sustainability-linked tokenization.

Results of Operations — Three Months Ended July 31, 2025 Comparison Against the Three Months Ended July 31, 2024

	For the Three Months Ended July 31, 2025 $	For the Three Months Ended July 31, 2024 $
Revenue	15,630	-
Cost of sales	(7,499)	-
Gross profit	8,131	-
Sales and marketing	167,885	115,698
Depreciation	-	397
General and administrative	337,096	67,936
Professional fees	1,600,346	1,392,452
Salaries and wages	384,437	228,397
Share-based compensation	196,205	241,577
Total operating expenses	(2,685,969)	(2,046,457)
Accretion and interest expense	(281,484)	(46,174)
Loss on investment in associate	(106,357)	-
Change in fair value of derivative liabilities	-	(795,000)
Change in fair value of mandatory convertible debentures	-	(27,500)
Change in the fair value of warrant liabilities	(3,922,616)	-
Foreign exchange loss	(7,236)	(55,878)
Impairment of carbon credits	(16,278)	-
Stop-loss provision	36,013	-
Net loss before income tax	(6,975,796)	(2,971,009)
Current income tax expense	-	(72,546)
Net loss	(6,975,796)	(3,043,555)

During the three months ended July 31, 2025, we incurred a net loss of $6,975,796 compared to net loss of $3,043,555 for the three months ended July 31, 2024. An analysis of the increase in net loss of $3,932,241, including the major components thereof, is set forth below.

Share-based compensation

During the three months ended July 31, 2025, we incurred share-based compensation of $196,205 compared to share-based compensation of $241,577 for the three months ended July 31, 2024. Share-based payments relating to the vesting of RSUs decreased by $42,275. Share-based payments relating to the vesting of Options decreased by $3,097.

Due to the listing of the Company on the NASDAQ on November 7, 2024 and commencement of trading of shares in the United States dollars, exemptions available under ASC 718-10-25-14 to classify stock options with strike prices in foreign currencies as equity were no longer met and all stock options outstanding were reassessed to be derivative liabilities. The fair value of the stock options upon the change in classification on November 6, 2024 was $330,090. Changes in fair value due to period end fair value remeasurements are reflected in compensation expense. Please refer to Note 12 of the financial statements.

Professional fees

During the three months ended July 31, 2025, we incurred $1,600,346 in professional fees, as compared to $1,392,452 during the three months ended July 31, 2024. The legal fees for the current period relates to various financings undertaken, and ongoing costs as an SEC-reporting public company, whereas the previous period mainly related to the Business Combination.

Salaries and wages

During the three months ended July 31, 2025 and 2024, we incurred salaries and wages of $384,437 and $228,397, respectively, the majority of which were to officers of the Company.

Sales and marketing

Sales and marketing expenses for the three months ended July 31, 2025 and 2024 amounted to $167,885 and   $115,698, respectively. These costs primarily related to publications, industry events and investor relations subsequent to our successful closing of the Business Combination.

General and administrative

General and administrative expenses for the three months ended July 31, 2025 and 2024 amounted to $337,096 and $67,936, respectively, and primarily comprised of insurance costs, filing fees and rent. The increase is primarily due to an increase in filing fees as a result of listing on the NASDAQ.

Loss on investment in associate

On November 6, 2024, the Company received 2,000,000 shares in Freedom Carbon Solutions LLC (formerly Monroe Sequestration Partners, LLC) (“FCS”), in connection with an agreement to acquire a stake in FCS in exchange for 200,000 shares of the Company that was entered into on October 28, 2024. At the time of acquisition, the 2,000,000 shares of FCS received by the Company represented 50% of FCS’s shares outstanding. During the 3 months ended July 31, 2025, the Company’s share of FCS’s loss was $106,357.

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

Upon the change in functional currency on August 1, 2024, 121,995 of the Company’s warrants which had strike prices denominated in CAD$ were reclassified as warrant liabilities with an initial value of $454,571.

On November 6, 2024, 22,699,987 warrants were issued by the Company in connection with the De-SPAC transaction. The warrants were assessed to be derivative liabilities of the Company due to certain settlement provisions of the warrants that do not meet the criteria for equity classification under Topic 815. The warrants are each exercisable at $1.52 for 0.09692 common stock, expiring on November 6, 2029. The fair value of the warrants was $7,196,286 upon issuance.

During the three months ended July 31, 2025, we recognized a loss of $3,922,616 due to period end fair value remeasurement. Please refer to Note 11 of the financial statements.

Foreign exchange loss

During the three months ended July 31, 2025, we recognized a foreign exchange loss of $7,236.  During the three months ended July 31, 2024, we recognized a foreign exchange loss of $55,878. The foreign exchange loss result from fluctuations in the Canadian dollar against the US dollar, as we hold cash balances and have accounts payable denominated in both Canadian and US dollars.

Stop-loss provision

On November 6, 2024, concurrent with the completion of the business combination, the Company issued 324,987 common shares in consideration for carbon credit purchase agreements.

All of the agreements contain adjustment clauses whereby if the Company’s share price falls below the respective purchase prices outlined in the agreements, in the 12 to 18 months following November 6, 2024, the Company is obligated to issue additional shares to cover the shortfall. The Company has assessed that the potential liability associated with the stop-loss provision for carbon credits received as of July 31, 2025 is $1,065,235.

Results of Operations — Year Ended July 31, 2025 Comparison Against the Year Ended July 31, 2024

	For the Year Ended July 31, 2025 $	For the Year Ended July 31, 2024 $
Revenue	25,794	-
Cost of sales	(10,187)	-
Gross profit	15,607	-
Sales and marketing	1,000,073	481,104
Depreciation	953	1,771
General and administrative	964,473	461,167
Professional fees	8,447,280	5,656,352
Salaries and wages	1,207,453	845,797
Share-based compensation	386,341	1,290,327
Total operating expenses	(12,006,573)	(8,736,518)
Accretion and interest expense	(660,202)	(81,850)
Loss on investment in associate	(512,011)	-
Change in fair value of derivative liabilities	719,000	(845,700)
Change in fair value of mandatory convertible debentures	70,500	(27,500)
Change in the fair value of warrant liabilities	1,728,392	-
Foreign exchange loss	(31,664)	(107,634)
Gain on settlement of debt	899,015	-
Impairment of carbon credits	(1,224,060)	-
Stop-loss provision	(1,065,235)	-
Net loss before income taxes	(12,067,231)	(9,799,202)
Current income tax expense	-	(72,546)
Net loss	(12,067,231)	(9,871,748)

During the year ended July 31, 2025, we incurred a net loss of $12,067,231 compared to net loss of $9,871,748 for the year ended July 31, 2024. An analysis of the increase in net loss of $2,195,483, including the major components thereof, is set forth below.

Loss on investment in associate

On November 6, 2024, the Company received 2,000,000 shares in FCS, in connection with an agreement to acquire a stake in FCS in exchange for 200,000 shares of the Company that was entered into on October 28, 2024. At the time of acquisition, the 2,000,000 shares of FCS received by the Company represented 50% of FCS’s shares outstanding. During the year ended July 31, 2025, the Company’s share of FCS’s loss was $512,011.

Share-based compensation

During the year ended July 31, 2025, we incurred share-based compensation of $386,341 compared to share-based compensation of $1,290,327 for the year  ended July 31, 2024. Share-based payments relating to the vesting of options decreased by $816,724 during the year ended July 31, 2025 compared to the year ended July 31, 2024. Share-based payments relating to the vesting of RSU’s decreased by $87,262.

Due to the listing of the Company on the NASDAQ on November 7, 2024 and commencement of trading of shares in the United States dollars, exemptions available under ASC 718-10-25-14 to classify stock options with strike prices in foreign currencies as equity were no longer met and all stock options outstanding were reassessed to be derivative liabilities. The fair value of the stock options upon the change in classification on November 6, 2024 was $330,090. Changes in fair value due to period end fair value remeasurements are reflected in compensation expense. Please refer to Note 12 of the financial statements.

Professional fees

During the year ended July 31, 2025, we incurred $8,447,280 in professional fees, the majority of which relate to legal, audit and accounting fees and public company costs. During the year ended July 31, 2024, we incurred $5,656,352 in professional fees, the majority of which relate to legal fees incurred relating to the Business Combination.

Salaries and wages

During the year ended July 31, 2025 and 2024, we incurred salaries and wages of $1,207,453 and $845,797 respectively, the majority of which were to officers of the Company.

Sales and marketing

Sales and marketing expenses for the year ended July 31, 2025 and 2024 amounted to $1,000,073 and $481,104, respectively. These costs primarily related to publications and industry events and investor relations subsequent to our successful closing of the Business Combination.

General and administrative

General and administrative expenses for the year ended July 31, 2025 and 2024 amounted to $964,473 and $461,167, respectively, and primarily comprised of insurance costs, filing fees. The increase is a result of increased filing fees relating to the Business Combination, offset by a decrease in rent costs as the Company no longer leases office space in FY 2025.

Foreign exchange gain(loss)

During the year ended July 31, 2025 and 2024, we recognized a foreign exchange loss of $31,664 and a loss of $107,634, respectively. The foreign exchange loss is the result of fluctuations in the Canadian dollar against the US dollar, as we hold cash balances and have accounts payable denominated in both Canadian and US dollars.

Change in fair value of derivative liabilities and mandatory convertible debenture

During the year ended July 31, 2025, we recognized a gain on derivative liabilities of $719,000 and a gain on mandatory convertible debentures of $70,500, respectively, related to the convertible debt financings completed in January 2024 and April 2024. During the year ended July 31, 2024, we recognized a loss on derivative liabilities of $845,700 and a loss on mandatory convertible debentures measured at fair value through profit and loss of $27,500 related to the convertible debt financings completed during fiscal 2024.  Please refer to Note 9 of the financial statements.

Loss on settlement of debt

On September 5, 2024, the Company issued 1,596 shares with a fair value of $47,904 in settlement of accounts payable in the amount of $39,527 and recognized a loss on the settlement of $8,377.

In December 2024, the Company issued 41,247 shares with a fair value of $317,608 for the settlement of accounts payable in the amount of $1,225,000 and recognized a gain on the settlement of $907,392.

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

Upon the change in functional currency on August 1, 2024, 121,995 of the Company’s warrants which had strike prices denominated in CAD$ were reclassified as warrant liabilities with an initial value of $454,571.

On November 6, 2024, 22,699,987 warrants were issued by the Company in connection with the De-SPAC transaction. The warrants were assessed to be derivative liabilities of the Company due to certain settlement provisions of the warrants do not meet the criteria for equity classification under Topic 815. The warrants are each exercisable at $1.52 for 0.09692 common stock, expiring on November 6, 2029. The fair value of the warrants was $7,196,286 upon issuance.

As a result of above, during the year ended July 31, 2025, we recognized a gain of $1,728,392 due to period end fair value remeasurement. Please refer to Note 11 of the financial statements.

Impairment of carbon credits and stop-loss provision

On November 6, 2024, concurrent with the completion of the business combination, the Company issued 324,987 common shares in consideration for carbon credit purchase agreements.

All of the agreements contain adjustment clauses whereby if the Company’s share price falls below the respective purchase prices outlined in the agreements, in the 12 to 18 months following November 6, 2024, the Company is obligated to issue additional shares to cover the shortfall. The Company has assessed that the potential liability associated with the stop-loss provision for carbon credits received as of July 31, 2025 is $1,065,235.

The Company is currently in dispute with one of the vendors for which 108,000 shares with a fair value of $658,800 was issued. At the date of these financial statements, the vendor has not delivered the carbon credits which are due under the contract and the Company has issued a demand letter to the vendor. Management has assessed that it is improbable that these carbon credits will be received and has recorded an impairment charge of $658,800 during the year ended July 31, 2025.

One of the carbon credit purchase agreements provides for the vendor to return the consideration shares received for cancellation in return for the carbon credits if a registration statement does not become effective within 45 days of the closing of the purchase agreement. As this deadline was not met, the vendor has triggered this clause under the agreement and returned 90,000 shares with a fair value of $549,000 issued under the contract in exchange for the carbon credits that were transferred to the Company.  During the year ended July 31, 2025, as a result of the probability of the carbon credits being returned to the vendor, the Company recorded an impairment charge of $548,982.

As of July 31, 2025, the Company assessed its carbon credits on hand and determined that certain carbon credits have a lower net realizable value than cost, and accordingly recognized $16,278 in impairment.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to take into account changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing or manage the timing of our capital expenditures. As of July 31, 2025, we had a working capital deficit of $14,412,728 (current assets of $4,337,627, less current liabilities of $18,750,355) and as of July 31, 2024, we had a working capital deficit of $8,362,363 (current assets of $141,905, less current liabilities of $8,504,268).

Our continuing operations are dependent upon our ability to obtain debt or equity financing, of which there are no assurances, until such time that we achieve profitable operations. There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient gross margins to reach profitability.

On October 29, 2024, we entered into a equity line of credit purchase agreement (the “ELOC Agreement”) with Helena. Pursuant to the ELOC Agreement, the Company has the right to issue and to sell to Helena from time to time, as provided in the ELOC Agreement, up to $40,000,000 of Company’s Common Shares, subject to the conditions set forth therein. Specifically, pursuant to the ELOC Agreement, the Company may require that Helena purchase Common Shares from the Company by delivering one or more advance notices to Helena setting forth, in each advance notice, the amount of the advance it is requesting, which amount may not exceed an amount equal to lesser of (i) one hundred percent (100%) of the average of the daily value traded of the Common Shares over the ten (10) trading days immediately preceding such advance notice, and (ii) eight million United States Dollars ($8,000,000). On March 18, 2025, the Company and Helena entered into a first amendment to ELOC Agreement, which provides the Company with greater flexibility by allowing Helena to permit Secondary Advances, as defined in the amendment, as well as to update references to “Common Stock” in the ELOC Agreement to “Common Shares”. However, in no event may the number of Common Shares issuable to Helena pursuant to an advance cause the aggregate number of shares beneficially owned (as calculated pursuant to Section 13(d) of the Exchange Act) by Helena and its affiliates as a result of previous issuances and sales of Common Shares to Helena under the ELOC Agreement to exceed 9.99% of the then outstanding Common Shares. Additionally, the Company may not affect any sales under the ELOC Agreement and Helena will have no obligation to purchase Common Shares under the ELOC Agreement to the extent (but only to the extent) that after giving effect to such purchase and sale the aggregate number of Common Shares issued under the ELOC Agreement would exceed 19.99% of the outstanding shares of Common Shares following the closing of the Business Combination Agreement (the “Exchange Cap”), provided that, the Exchange Cap will not apply if the Company’s stockholders have approved issuances in excess of the Exchange Cap in accordance with the rules of the Nasdaq. The purchase price for the Common Shares so purchased by Helena pursuant to an advance notice is the lowest intraday sale price for the Common Shares during the three (3) trading days commencing on the date of Helena’s receipt of the Common Shares relating to such advance. Because the per share purchase price that Helena will pay for Common Shares in connection with any advance notice we have elected to deliver to Helena pursuant to the ELOC Agreement will be determined by reference to the lowest intraday sale price for the Common Shares during the three (3) trading days commencing on the date of Helena’s receipt of the Common Shares relating to such advance, we cannot determine the actual purchase price per share that Helena will be required to pay for any Common Shares that we may elect to sell to Helena under the ELOC Agreement until after we deliver an advance notice and, therefore, we cannot be certain how many Common Shares, in the aggregate, we may issue and sell to Helena under the ELOC Agreement. Sales of Common Shares to Helena under the ELOC Agreement will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Share and determinations by us as to the appropriate sources of funding for our business and operations. We may not be able to raise sufficient funds under the ELOC Agreement to satisfy our obligations.

On August 4, 2025, the Company and Helena entered into a second amendment to ELOC Agreement, which increased the commitment amount from $40,000,000 to $300,000,000.

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

As of July 31, 2025 and July 31, 2024, we had $3,446,111 and $21,106 in cash, respectively. We are actively managing current cash flows until such time that we are profitable.

The chart below highlights our cash flows for the periods indicated:

	For the Year Ended July 31, 2025 $	For the Year Ended July 31, 2024 $
Net cash provided by (used in):
Operating activities	(6,429,905)	(1,548,947)
Investing activities	1,661,645	-
Financing activities	14,596,817	1,109,629
Effect of exchange rate changes on cash	1,448	(29,547)
(Decrease)/Increase in cash	9,830,005	(468,865)

Cash Used in Operating Activities

Our net cash used in operating activities is primarily due to cash payments for operating expenses that we incur in the day-to-day operations of the business. Net cash used in operating activities for the year ended July 31, 2025 was $6,429,905 compared to $1,548,947 for the year ended July 31, 2024. The loss for the year ended July 31, 2025 of $12,067,231 was offset by $5,213,617 in changes in non-cash working capital items and $423,709 in non-cash items consisting mainly of the impairment loss and stop-loss provision on carbon credits, and offset by the gain on warrant liability and gain on derivative liability. This compares to a loss of $9,871,748 for the prior year, that was offset by $6,035,925 in changes in non-cash working capital items and $2,286,876 in non-cash items consisting mainly of share-based compensation.

Cash Provided by Investing Activities

Net cash provided by investing activities for the year ended July 31, 2025 was $1,661,645, consisting of the cash assumed upon the completion of the Business Combination. Net cash provided by investing activities for the year ended July 31, 2024 was $nil.

Cash Provided by Financing Activities

We have funded our business to date from the issuance of our common stock and convertible debentures through private placements, from proceeds from the exercises of warrants, and from loans from related parties.

Net cash provided by financing activities for the year ended July 31, 2025 was $14,596,817 compared to $1,109,629 for the year ended July 31, 2024. The following financing activities occurred during the year ended July 31, 2025:

(1)	Exercise of share purchase warrants:

On October 29, 2024, the Company issued 9,176 shares for the exercise of 9,176 share purchase warrants, at an exercise price of CAD$13.10 per share for gross proceeds of $86,237.

(2)	Non-brokered private placement of unsecured convertible notes:

On August 19, 2024, October 18, 2024, October 28, 2024, and November 1, 2024 the Company received additional proceeds of $41,500, $6,500, $7,650 and $12,000 under the amended terms of the Focus Impact Partners convertible debenture.  On March 19, 2025, the Company received proceeds of $218,000 under a new convertible debenture issued to Focus Impact Partners. Refer to Note 9 of our financial statements.

On July 17, 2025, the Company received net proceeds of $9,115,000 under the Crypto Strategy Convertible Debt issued to Helena.

In October 2024, the mandatory convertible debentures were converted to 2,244 shares of the Company. Refer to Note 10 of the financial statements.

(3)	PIPE financing:

On November 6, 2024, the Company issued 169,480 shares to various investors for gross proceeds of $2,250,000, of which $20,000 remain receivable as of July 31, 2025.

(3)	ELOC drawdown:

In March 2025, the Company issued 160,600 shares in accordance with the ELOC Agreement with Helena for gross proceeds of $481,530.

In May 2025, the Company issued 334,600 shares in accordance with the ELOC Agreement with Helena for gross proceeds of $1,051,857.

In July 2025, the Company issued 350,500 shares in accordance with the ELOC Agreement with Helena for gross proceeds of $1,794,694. Of the gross proceeds, $448,151 were retained by Helena for the repayment of the initial tranche of the Crypto Strategy Convertible Debt.

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

At July 31, 2025, the Company had amounts owing and accrued liabilities of $794,990 (July 31, 2024 - $478,072) payable to directors and officers of the Company for salaries, expense reimbursements and professional fees. These amounts are non-interest bearing and have no terms of repayment.

During the year ended July 31, 2025, the Company incurred wages and management fees of $698,890 and $279,000, respectively, to officers of the Company. Share based compensation incurred to officers and directors of the Company amounted to $488,569.

During the year ended July 31, 2025, the Company accrued interest of $228,518 on convertible debentures payable to related parties. Refer to Note 9 of our financial statements.

During the year ended July 31, 2025, the Company amended the terms of convertible debentures payable to Focus Impact Partners and Focus Impact Sponsor, LLC, with face values of $637,150 and $3,345,000, respectively. The convertible debentures have an amended maturity date of November 13, 2026, and the principal and interest are convertible into common stock of the Company at the option of the holder at a 25% discount to the 20-day volume weighted average price of the Company’s shares, subject to a floor of $8.67 per share. Focus Impact Partners is owned by two of the Company’s directors: Carl Stanton and Wray Thorn.

During the year ended July 31, 2025, the Company issued a new convertible debenture payable to Focus Impact Partners with face value of $218,000. The convertible debenture has a maturity date of March 19, 2027, and the principal and interest are convertible into common stock of the Company at the option of the holder at a 25% discount to the 20-day volume weighted average price of the Company’s shares.

During the year ended July 31, 2025, the Company issued 55,729 common shares to Focus Impact Partners in consideration for services provided to the Company pursuant to the strategic consulting agreement between the Company and Focus Impact Partners dated November 13, 2024. See, Contractual Obligations below.

During the year ended July 31, 2024, the Company issued convertible debentures to Devvio Inc. (‘Devio”) and Envviron SAS (“Envviron”),  who are related parties to the Company. The Devvio convertible debt had a principal amount of $100,000, while the Envviron convertible debt had a principal amount of $250,000.  Devvio owns in excess of 10% of the outstanding shares of the Company. Envviron is controlled by Ray Quintana, a former director of the Company who stepped down on November 7, 2024 upon completion of the Business Combination. On November 12, 2024, the maturity for the convertible debentures issued to Devvio and Envviron were extended to May 30, 2025. As of July 31, 2025, the Company is in the process of negotiating a further extension of the convertible debentures issued to Devvio and Envviron.

During the year ended July 31, 2024, the Company signed an amended strategic partnership agreement with Devvio dated November 28, 2021.

Contractual Obligations

Prepaid Royalties Agreement with Devvio

In September 2023, we agreed to pay prepaid royalty payments to Devvio, a related party, equal to a minimum of $1,000,000 by August 1, 2024, followed by $1,270,000 by August 1, 2025 and August 1, 2026. On July 8, 2024, we further amended the agreement such that the minimum advances extended by one year and are now due as follows: $1,000,000 by August 1, 2025, followed by $1,270,000 by August 1, 2026 and August 1, 2027. The agreement is subsequently amended on October 28, 2025 to eliminate the aforementioned payment obligations.

Licensing agreement with Greenlines Technology Inc.

On February 16, 2024, we entered into a licensing agreement with Greenlines Technology Inc. for the use of certain technologies. We agreed to pay $42,000 within 15 days of the closing of the BCA. Such amount was paid on November 26, 2024. Commencing January 1, 2025, we must pay an annual fee of $12,000 of the first day of each calendar year for the use of the technology. The amounts due on January 1, 2025 are yet to be paid as of July 31, 2025. The Company has accrued $7,000 in connection with the annual fee payable as of July 31, 2025.

Equity line of credit (“ELOC”) fee commitment with Helena Global Investment Opportunities I Ltd (“Helena I”)

On October 29, 2024, we entered into the ELOC Agreement with Helena I. Following the closing of the De-SPAC Transaction and the Helena I Registration Statement becoming effective, we are to issue to Helena I common shares equal to $125,000 divided by the greater of (i) the lowest one-day VWAP during the five trading days immediately preceding the effectiveness date of such Registration Statement and (ii) $7.50. The Company issued 16,666 shares in satisfaction of this commitment on March 17, 2025.

Strategic Consulting Agreement with Focus Impact Partners, LLC (“Focus Impact Partners”)

On November 13, 2024, we entered into a strategic consulting agreement with Focus Impact Partners, pursuant to which the Focus Impact Partners will provide us with certain consulting services (“Strategic Consulting Agreement”) in consideration of an annual consulting fee of $500,000, which will be payable in quarterly installments of $125,000 starting with an initial payment for the period beginning December 31, 2023. Fees due under the Strategic Consulting Agreement shall accrue and not be payable until (a) we have successfully raised $5,000,000 in outside debt and/or equity capital, cumulatively since the period beginning December 31, 2023 or (b) we have 2 or more consecutive quarters of positive cash flow from operations. As of July 31, 2025, neither condition has been met. We will pay Focus Impact Partners additional consulting fees as to be mutually agreed consistent with market practice in connection with any acquisition, merger, consolidation, business combination, sale, divestiture, financing, refinancing, restructuring or other similar transaction. The Strategic Consulting Agreement has a term of three years unless terminated early with at least 120 days advance notice and will be automatically extended for successive one-year periods at the end of each year unless either party provide a written notice of its desire not to automatically extend at least 120 days prior to the end of each year during the term of the Strategic Consulting Agreement. Focus Impact Partners is owned by two of the Company’s directors: Carl Stanton and Wray Thorn.

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

Our financial instruments consist of cash, restricted cash, trade receivable, GST receivable, accounts payable and accrued liabilities,  convertible debt, mandatory convertible debentures, warrant liabilities and derivative liabilities.  The carrying value of the Company’s cash, restricted cash, GST receivable and accounts payable and accrued liabilities approximate their fair value due to their short terms to maturity.

Our risk exposures and the impact on our financial instruments are summarized below:

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our credit risk is primarily attributable to our liquid financial assets including cash. Our financial assets are cash, restricted cash, trade receivable, GST receivable, corporate taxes receivable, subscription receivable, and deposit on carbon credits purchase. Our maximum exposure to credit risk, as at period end, is the carrying value of our financial assets, being $10,592,093 and $106,764 as of July 31, 2025 and July 31, 2024, respectively. We hold cash with major financial institutions and with a publicly traded payment processing company therefore minimizing our credit risk.

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

As of July 31, 2025, we had cash of $3,446,111 to settle current liabilities of $11,847,575 which fall due for payment within twelve months of the statement of financial position. As of July 31, 2024, we had cash of $21,106 to settle current liabilities of $7,595,974 which fall due for payment within twelve months of the statement of financial position. All of our contractual obligations are current and due within one year.

Market Risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or value of its holdings or financial instruments.  At July 31, 2025, the Company has minimal exposure to these risks.

Inflation Risk

We do not believe that inflation had a significant impact on our results of operations for any periods presented in our financial statements. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, and our inability or failure to do so could harm our business, financial condition and results of operations.

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

Evaluation of Disclosure of Controls and Procedures

Based on an evaluation as of July 31, 2025, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting as described below. There have been no changes during the year ended July 31, 2025.

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

The above material weakness did not result in a material misstatement of our consolidated financial statements, however, it could result in a misstatement of our account balances or disclosures that would result in a material misstatement that would not be prevented or detected.

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

Subsequent Events

Issuance of shares

In August 2025, the Company issued 300,000 shares in accordance with the ELOC Agreement with Helena for gross proceeds of $756,607. $189,152 of the gross proceeds are used to repay the Crypto Strategy Convertible Debt.

Reverse stock split

On August 8, 2025, the Company completed a reverse stock split of the Company’s common stock at a ratio of one-for-ten basis. All current and comparative references to the number of common stock, warrants, options, RSUs, weighted average number of common stock, and loss per share have been retrospectively adjusted to give effect to this reverse stock split.

Amendment to strategic partnership agreement with Devvio

On October 28, 2025, the Company further amended the strategic partnership agreement with Devvio (Note 18) such that the rights and obligations under the existing strategic partnership agreement relating to royalty payments, with the exception of confidentiality obligations in the amendment, are fully settled, discharged and of no further force or effect.

The strategic partnership agreement is amended to establish a strategic token program between the parties, whereby the Company agrees to purchase DevvE tokens annually in the amount of $1,000,000 in 2025, and $1,270,000 in each of 2026 and 2027 (the “Purchase Amounts”). The amount of DevvE tokens purchased will be determined by 10-day VWAP price (the “Purchase Price”). In connection with the purchases, the Company will also receive warrants to acquire additional DevvE tokens equal to 25% of the Purchase Amounts, exercisable at the same Purchase Price, for 3 years from each purchase date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements are incorporated herein by reference to pages F-1 to F-52 at the end of this report and the supplementary data is not applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act was performed under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting

Based on an evaluation as of July 31, 2025, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting as described below.

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

The above material weakness did not result in a material misstatement of our consolidated financial statements, however, it could result in a misstatement of our account balances or disclosures that would result in a material misstatement that would not be prevented or detected.

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

ITEM 9B.	OTHER INFORMATION.

(a)	None.

(b)	During the year ended July 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2025 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be set forth in the section headed “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “Executive Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in the section headed “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be set forth in the section headed “Principal Accountant Fees and Services” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The documents filed as part of this report are as follows:

1.	The financial statements and accompanying report of independent registered public accounting firm are set forth immediately following the signature page of this report on pages F-1 through F-18.

2.	All financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or the notes thereto.

3.	The exhibits required to be filed by this report or able to be incorporated by reference are listed in the “Exhibit Index” following the financial statements.

(b)	Other Exhibits

Exhibits required by Item 601 of Regulation S-K are submitted (or incorporated by reference) and listed in a separate section herein immediately following the F pages under the heading “Exhibit Index” and are incorporated herein by reference. No exhibits in addition to those previously filed or listed in item 15(a) (3) and filed herein.

I	Not Applicable.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2025

DEVVSTREAM CORP.

By:	/s/ Sunny Trinh
Sunny Trinh
Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned officers and directors of DevvStream Corp., hereby constitutes and appoints Sunny Trinh, their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Annual Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for herself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sunny Trinh	Chief Executive Officer	November 5, 2025
Sunny Trinh	(Principal Executive Officer)

/s/ David Goertz	Chief Financial Officer	November 5, 2025
David Goertz	(Principal Financial and Accounting Officer)

/s/ Wray Thorn	Director	November 5, 2025
Wray Thorn

/s/ Carl Stanton	Director	November 5, 2025
Carl Stanton

/s/ Michael Max Bühler	Director	November 5, 2025
Michael Max Bühler

/s/ Stephen Kukucha	Director	November 5, 2025
Stephen Kukucha

/s/ Jamila Piracci	Director	November 5, 2025
Jamila Piracci

DevvStream Corp.
Consolidated Financial Statements
(Expressed in United States dollars)
For the years ended July 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
DevvStream Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of DevvStream Corp. (the “Company”), as of July 31, 2025, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficiency, and cash flows for the year ended July 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of DevvStream Corp. as of July 31, 2025, and the results of its operations and its cash flows for the year ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as at and for the year ended July 31, 2024 were audited by another auditor. As described in Note 4 and Note 19, the Company adjusted all shares and per share data in the periods presented for the November 6, 2024 De-SPAC transaction common conversion ratio and the August 8, 2025 reverse stock split. We audited the adjustments to retrospectively apply the effects of the De-SPAC transaction common conversion ratio and the reverse stock split in the July 31, 2024 consolidated financial statements. However, we were not engaged to audit, review, or apply any procedures to the July 31, 2024 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the July 31, 2024 consolidated financial statements taken as a whole.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2025.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

November 5, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DevvStream Corp.:

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustment to retrospectively apply the reverse stock split and common conversion ratio described in Note 4 and Note 19, the accompanying consolidated balance sheets of DevvStream Holdings Inc. (the “Company”) as of July 31, 2024 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ (deficiency), and cash flows for the year ended July 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). The July 31, 2024 financial statements before the effects of the adjustments discussed in Note 4 and Note 19 are not presented in the consolidated financial statements.

In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the reverse stock split and common conversion ratio described in Note 4 and Note 19, present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2024, and the results of its consolidated operations and its consolidated cash flows for the year ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Davidson & Company LLP audited the adjustments to retrospectively apply the reverse stock split and common conversion ratio described in Note 4 and Note 19. We were not engaged to audit, review or apply any procedures to those adjustments, and accordingly, we do not express an opinion or any other form of assurance about whether those adjustments are appropriate and have been properly applied.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit, negative cash flows and losses since inception and requires additional capital to fund its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MNP LLP

Toronto, Canada	Chartered Professional Accountants
March 6, 2025	Licensed Public Accountants

We have served as the Company’s auditor since 2022

1 Adelaide Street East, Suite 1900, Toronto, Ontario, M5C 2V9
1.877.251.2922 T: 416.596.1711 F: 416.596.7894 MNP.ca

DevvStream Corp.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

As at	July 31, 2025	July 31, 2024

ASSETS
Current assets
Cash	$3,446,111	$21,106
Trade receivable	7,360	-
GST receivable	140,646	85,658
Corporate taxes receivable	171,573	-
Deferred financing costs	138,720	-
Prepaid expenses	175,896	35,141
Deposit on carbon credits purchase	173,649	-
Carbon credits	83,672	-
Total current assets	4,337,627	141,905

Restricted cash	6,405,000	-
Equipment	-	953
Deferred financing costs, long-term	172,925	-
Deposit on carbon credits purchase, long-term	247,754	-
Investment in associate	707,989	-
Total assets	$11,871,295	$142,858

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$10,682,665	$6,097,902
Accounts payable and accrued liabilities – related parties	794,990	478,072
Mandatory convertible debentures	-	127,500
Convertible debentures – related parties	375,027	881,544
Derivative liabilities	72,500	919,250
Warrant liabilities	5,626,473	-
Stock option liabilities	133,465	-
Stop loss provision liabilities	1,065,235	-
Total current liabilities	18,750,355	8,504,268

Convertible debentures, long term	8,800,339	-
Convertible debentures – related parties, long term	3,914,146	-
Total liabilities	31,464,840	8,504,268

Shareholders’ deficiency
Common shares (No par value, unlimited common shares authorized; 3,541,668 common shares issued and outstanding) (July 31, 2024 – 1,163,871)	-	-
Additional paid in capital	14,174,914	13,321,266
Subscription receivable	(20,000)	-
Accumulated other comprehensive income	45,001	43,553
Deficit	(33,793,460)	(21,726,229)
Total shareholders’ deficiency	(19,593,545)	(8,361,410)
Total liabilities and shareholders’ deficiency	$11,871,295	$142,858

Going concern (Note 2(b))
Commitments and contingencies (Note 18)
Subsequent events (Note 20)

See accompanying notes to the consolidated financial statements.

DevvStream Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in United States dollars)

For the year ended July 31,	2025	2024

Revenue	$25,794	$-
Cost of sales	(10,187)	-
Gross profit	15,607	-

Operating expenses
Sales and marketing	1,000,073	481,104
Depreciation	953	1,771
General and administrative	964,473	461,167
Professional fees	8,447,280	5,656,352
Salaries and wages	1,593,794	2,136,124
Total operating expenses	(12,006,573)	(8,736,518)

Other income (loss)
Interest expense	(313,778)	(29,296)
Accretion expense	(346,424)	(52,554)
Change in fair value of derivative liabilities	719,000	(845,700)
Change in fair value of warrant liabilities	1,728,392	-
Change in fair value of mandatory convertible debentures	70,500	(27,500)
Impairment of carbon credits	(1,224,060)	-
Stop-loss provision loss	(1,065,235)	-
Equity loss on investment in associate	(512,011)	-
Gain on settlement of debt	899,015	-
Foreign exchange loss	(31,664)	(107,634)
Net loss before income taxes	(12,067,231)	(9,799,202)

Current income tax expense	-	(72,546)
Net loss	$(12,067,231)	$(9,871,748)

Other comprehensive income
Foreign currency translation	1,448	127,123
Net loss and comprehensive loss	(12,065,783)	(9,744,625)

Weighted average number of common shares outstanding – Basic and Diluted	2,521,627	1,162,984

Loss per share – Basic and Diluted	$(4.79)	$(8.49)

See accompanying notes to the consolidated financial statements.

Devvstream Corp.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
(Expressed in United States dollars)

	Number of Shares	Additional Paid-in Capital	Subscription receivable	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficiency)
Balance, July 31, 2023	1,145,774	$11,883,289	$-	$(11,854,481)	$(83,570)	$(54,762)
Share based compensation – RSUs	-	597,587	-	-	-	597,587
Share based compensation – Options	-	692,740	-	-	-	692,740
Shares issued for warrant exercises	18,097	147,650	-	-	-	147,650
Foreign currency translation	-	-	-	-	127,123	127,123
Net loss	-	-	-	(9,871,748)	-	(9,871,748)
Balance, July 31, 2024	1,163,871	$13,321,266	$-	$(21,726,229)	$43,553	$(8,361,410)
Share based compensation - RSUs	-	510,325	-	-	-	510,325
Share based compensation - Options	-	72,641	-	-	-	72,641
Warrants reclassified to liabilities on change in functional currency	-	(454,571)	-	-	-	(454,571)
Stock options reclassified to liabilities on RTO	-	(330,090)	-	-	-	(330,090)
Conversion option derivative transferred to equity	-	266,000	-	-	-	266,000
Gain on modification of debt with related parties	-	582,167	-	-	-	582,167
Recapitalization on RTO	-	(23,548,887)	-	-	-	(23,548,887)
Shares issued for warrant exercises	9,176	389,729	-	-	-	389,729
Conversion of mandatory convertible debentures	2,244	49,500	-	-	-	49,500
Shares for settlement of debt	342,895	10,888,912	-	-	-	10,888,912
Shares issued in connection with RTO	515,920	3,147,117	-	-	-	3,147,117
Shares issued for acquisition of associate	200,000	1,220,000	-	-	-	1,220,000
Shares issued for PIPE financing	169,480	2,250,000	(20,000)	-	-	2,230,000
Shares issued for carbon credit purchases	324,987	1,982,424	-	-	-	1,982,424
Shares issued for ELOC commitment	66,666	363,333	-	-	-	363,333
Shares issued for services	55,729	585,155	-	-	-	585,155
Shares issued for ELOC drawdown	845,700	3,328,081	-	-	-	3,328,081
Shares cancelled for termination of carbon credit purchase agreements	(155,000)	(396,500)	-	-	-	(396,500)
Share issuance costs	-	(51,688)	-	-	-	(51,688)
Foreign currency translation	-	-	-	-	1,448	1,448
Net loss	-	-	-	(12,067,231)	-	(12,067,231)
Balance, July 31, 2025	3,541,668	$14,174,914	$(20,000)	$(33,793,460)	$45,001	$(19,593,545)

See accompanying notes to the consolidated financial statements.

Devvstream Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)

For the year ended July 31,	2025	2024
Operating activities
Net loss for the year	$(12,067,231)	$(9,871,748)
Items not affecting cash:
Depreciation	953	1,771
Share based compensation	582,966	1,290,327
Change in fair value of derivative liabilities	(719,000)	845,700
Change in fair value of mandatory convertible debentures	(70,500)	27,500
Change in fair value of warrant liabilities	(1,728,392)	-
Change in fair value of stock option liabilities	(196,625)	-
Gain on settlement of accounts payable	(899,015)	-
Loss on investment in associate	512,011	-
Impairment of carbon credits	1,224,060	-
Stop-loss provision loss	1,065,235	-
Non-cash general and administrative	-	50,000
Accrued interest	305,592	19,024
Accretion expense	346,424	52,554
Changes in non-cash working capital items:
Trade receivable	(7,360)	-
GST receivable	(54,988)	-
Corporate taxes receivables	(171,573)	(39,121)
Carbon credits	(143,211)	-
Prepaid expenses	(140,755)	267,294
Accounts payable and accrued liabilities	5,731,504	5,807,752
Net cash used in operating activities	(6,429,905)	(1,548,947)

Investing activity
Cash assumed on RTO	1,661,645	-
Net cash provided by investing activity	1,661,645	-

Financing activities
Proceeds from convertible debentures	9,400,650	883,516
Proceeds from warrant exercise	86,237	176,113
Proceeds from issuance of mandatory convertible debentures	-	50,000
Proceeds from PIPE financing	2,230,000	-
Proceeds from ELOC drawdown	2,879,930	-
Net cash provided by financing activities	14,596,817	1,109,629

Effect of exchange rate changes on cash	1,448	(29,547)

Net increase (decrease) in cash	9,830,005	(468,865)
Cash, Beginning	21,106	489,971
Cash, Ending	$9,851,111	$21,106

Presented as:
Cash	$3,446,111	$21,106
Restricted cash	6,405,000	-
Cash, Ending	$9,851,111	$21,106

Supplemental information:
Taxes paid	$-	$-
Interest paid	$-	$-
Repayment of convertible debentures from ELOC drawdown proceeds	$448,151	$-
Fair value of warrants exercised	$389,729	$-
Fair value of securities issued for the RTO (Note 4)	$3,147,117	$-
Fair value of securities issued for settlement of accounts payable	$10,888,912	$-
Fair value of securities issued for services	$585,155	$-
Fair value of securities issued for carbon credits	$1,982,424	$-
Fair value of securities issued for the acquisition of interest in associate	$1,220,000	$-
Fair value of securities issued for ELOC commitment	$363,333	$-

See accompanying notes to the consolidated financial statements.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024

1.	Nature of operations

DevvStream Corp. (formerly Focus Impact Acquisition Corp.) (the “Company” or “Devv Corp.”) is a company existing under the Business Corporations Act of Alberta, Canada. The head office is located at 2133 – 1177 West Hastings Street, Vancouver, BC V6E 2K3 and its records and registered office is located at #1700, 421 – 7th Avenue S.W., Calgary, Alberta, T2P 4K9.

The Company was a special purpose acquisition corporation incorporated in Delaware, the United States on February 23, 2021, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more business (“Initial Business Combination”). On November 6, 2024, the Company completed a reverse takeover (“RTO”) with DevvStream Holdings Inc. (“Devv Holdings”) (Note 4) pursuant to a business combination agreement (“BCA”) entered into on September 12, 2023 (and as amended on May 1, 2024, August 10, 2024 and October 29, 2024). The transaction is also referred to as the “De-SPAC” transaction. The Company was redomiciled as an Alberta company as part of the De-SPAC transaction. Devv Holdings is an Environmental Social and Governance (“ESG”) principled, high-tech, impact investing company focused on high quality and high return carbon credit generating projects. Devv Holdings is deemed as the acquirer for accounting purposes, and therefore its assets, liabilities and operations are included in the consolidated financial statements at their historical carrying values. The Company’s operations are considered to be a continuance of the business and operations of Devv Holdings, with the Company’s operations being included from November 6, 2024, the closing date of the De-SPAC transaction, onwards.

The Company is a public company which is listed on the Nasdaq Stock Exchange (“NASDAQ”) under the symbol “DEVS”.

2.	Basis of preparation

(a) Statement of compliance

These consolidated financial statements reflect the accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial information. These consolidated financial statements have been prepared on a going concern basis, under the historical cost convention.

(b) Going concern

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. As at July 31, 2025, the Company has a working capital deficit, has incurred negative cash flows and losses since inception, and has generated limited revenues to date. The Company’s ability to continue its operations, realize its assets at their carrying values and discharge its liabilities is dependent upon its ability to raise adequate financing from external sources and generate profits and positive cash flows from operations.

The Company will required additional capital to fund its operations, to evaluate strategic opportunities, and for working capital purposes. However, there is no assurance that the Company will be able to secure such financing on favourable terms. These matters raise substantial doubt regarding the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern. Such adjustments could be material.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
2.	Basis of preparation (continued)

(c) Basis of consolidation

These consolidated financial statements include the accounts of the Company and entities controlled by the Company. Control exists when the Company has the power, directly or indirectly, to govern the financial and operating policies of an entity so as to obtain benefits from its activities. All intercompany balances and transactions, income and expenses have been eliminated upon consolidation.

As of July 31, 2025, the Company’s subsidiaries were:

Name of subsidiary	Place of incorporation	Ownership
Devv Holdings	British Columbia, Canada	100%
Devvstream, Inc. (“DESG”)	Delaware, USA	100%
DevvESG Streaming Finco Ltd (“Finco”)	British Columbia, Canada	100%

On November 10, 2022, the Company made an investment into Marmota Solutions Incorporated (“Marmota”). On the date of the initial investment, the Company owned 50% of Marmota and accounted for the investment as an equity investment. On October 16, 2023, the Company reduced its interest in Marmota to 10% by returning common shares to Marmota for cancellation in consideration of $19.

On November 6, 2024, the Company made an investment into Freedom Carbon Solutions LLC (formerly Monroe Sequestration Partners, LLC) (“FCS”). The Company owns 50% of FCS and accounted for the investment as an equity investment.

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

(e) Functional and presentation currencies

Effective August 1, 2024, the Company reassessed its functional currency and the functional currency of its subsidiaries due to changes in underlying transactions, events, and conditions. As a result of this reassessment, the Company determined that its functional currency changed from the Canadian dollar (“CAD$”) to the United States dollar (“US$”) for Devv Holdings and DESG. Finco’s functional currency remained CAD$. This change aligns with the business’s future focus and the effective date of the Devv Corp.’s Form S-4 Registration Statement with the SEC, a crucial part of the De-SPAC transaction closing.  The change in functional currency was accounted for prospectively from August 1, 2024, with no impact on prior year comparative information. Upon the change in functional currency on August 1, 2024, 121,995 of the Company’s warrants which had strike prices denominated in CAD$ were reclassified as warrant liabilities (Note 11). Determining the functional currency involved significant judgments to assess the primary economic environment in which the Company operates, including factors such as the currency of underlying transactions, the location of key operations, and the currency of expected cash flows.

The Company’s presentation currency is and continues to be the United States dollar.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
2.	Basis of preparation (continued)

(f) Use of estimates and judgments

The preparation of consolidated financial statements in conformity with US GAAP requires the Company’s management to make judgments, estimates and assumptions about future events that the amounts reported in the consolidated financial statements. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to estimates are made prospectively.

Key estimates made by management with respect to the areas noted have been disclosed in the notes to these consolidated financial statements.

Valuation of embedded derivatives

The estimates and judgments made in relation to the fair value of derivative liabilities are subject to measurement uncertainty.  The valuation techniques used to determine fair value requires inputs that involve assumptions and judgments such as the volatility of the Company’s share prices and expected life. Such judgments and assumptions are inherently uncertain.

Functional currency

The Company and its subsidiaries are required to determine their functional currencies based on the primary economic environment in which each entity operates. In order to do that, management has to analyze several factors, including which currency mainly influences the cost of undertaking the business activities, in which currency the entity has received financing, and in which currency it keeps its receipts from operating activities. Management uses its judgment to determine which factors are most important when the above indicators are mixed and the functional currency is not obvious.

Equity-settled share-based payments

Share-based payments are measured at fair value. Options are measured using the Black-Scholes option pricing model based on estimated fair values of all share-based awards at the date of grant. The Black-Scholes option pricing model utilizes subjective assumptions such as fair value of the underlying share, expected price volatility, expected life and estimated forfeitures. Non‑market vesting conditions are estimated initially and re-assessed every reporting period. Changes in these input assumptions can significantly affect the fair value estimate.

Going concern

The assessment of the Company’s ability to continue as a going concern and to raise sufficient funds to pay its ongoing operating expenditures and to meet its liabilities for the ensuing year, involves significant judgment based on historical experience and other factors, including expectation of future events that are believed to be reasonable under the circumstances.

Investment in associate

In October 2024, the Company acquired a 50% voting interest in FCS. Even though the Company holds 50% of the voting interest, it does not consider that it controls FCS. This is because the remaining 50% is held by one party and its affiliates and the operating agreement of FCS dictates that the other shareholder shall manage the affairs of FCS. The Company considers that it has significant influence over FCS based on its share of ownership, and accounts for the investment for using the equity method of accounting.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
2.	Basis of preparation (continued)

(f) Use of estimates and judgments (continued)

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

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
3.	Significant accounting policies

The accounting policies set out below have been applied in the preparation of these consolidated financial statements. These policies have been applied consistently in the period unless otherwise stated.

(a) Additional paid in capital

Additional paid in capital is presented at the value of the shares issued as the Company’s shares have no stated par value. Transaction costs directly attributable to the issuance of common shares are recognized as a deduction from equity. Transactions with shareholders are disclosed separately in equity.

The proceeds from the exercise of stock options or warrants together with amounts previously recorded in additional paid in capital over the vesting periods are recorded as additional paid in capital.

Share units

The Company uses the relative fair value method with respect to the measurement of shares and warrants issued as private placement units. Under the relative fair value method, the Company first determines the fair value of the common shares and warrants issued in a private placement, calculates the total fair value of the issued units, and then allocates the proceeds received between the common shares and warrants based on their respective percent of the total fair value.

Warrants modification

The modification of warrants is accounted for as a cancellation of the old warrants, and the issuance of post-modification warrants as the new warrants. The fair value incremental calculated on the modification would be considered an additional cost of issuing equity as part of the exchange of the old instrument for the new instrument. The impact of modifications to warrants previously issued for services is recognized as share-based compensation in the consolidated statements of operations and comprehensive loss.

(b) Share-based payments

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

The Company records restricted stock units based on their fair value at grant date and recognizes compensation expense on a graded basis over the vesting period. In circumstances where the restricted stock units vest on the date of grant, the expense would be immediately recognized on grant.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
3.	Significant accounting policies (continued)

(b) Share-based payments (continued)

The cumulative expense is recognized for equity-settled transactions at each reporting date until the vesting date reflects the Company’s best estimate of the number of equity instruments that will ultimately vest. At the end of each reporting period, the Company reassesses its estimates of the number of awards that are expected to vest and recognizes the impact of the revisions in the consolidated statements of loss and comprehensive loss. No expense is recognized for awards that do not ultimately vest.

Where the terms of an equity settled award are modified, the minimum expense recognized is the grant date fair value of the unmodified award, provided the original terms of the award are met. An additional expense or its reduction is recognized for any modification which increases or decreases the total fair value of the share-based payment arrangement or is otherwise beneficial to the employee as measured at the date of modification. Where an award is cancelled by the Company or the counterparty, any remaining element of the fair value of the award is expensed immediately or reversed through profit or loss, depending on whether the award was cancelled or forfeited.

(c) Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits held with banks, and when applicable, short-term, highly liquid deposits which are either cashable or with original maturities of less than three months. There are no cash equivalents as of July 31, 2025 and 2024.

At times, the Company’s cash balance exceeds the federally insured limits. As of July 31, 2025 and 2024, the Company has not experienced losses on its cash balances, and management believes the Company is not exposed to significant risks on such accounts.

(d)  Restricted cash

Restricted cash are deposits held with BitGo Trust Company, Inc., a cryptocurrency exchange which is a South Dakota chartered trust company, that are held as collateral for debentures payables of the Company, or those deposits that have contractual restrictions on the ability of the Company to withdraw or otherwise direct the use of.

(e)  Equipment

Equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset using the following annual rates:

Computer equipment	3 years

(f)  Investment in associate

An associate is an entity over which the Company has significant influence. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not in control or joint control over those policies. The Company’s investment in associate is accounted for using the equity method. Under the equity method, the investment in an associate or a joint venture is initially recognized at cost. The carrying amount of the investment is adjusted to recognize changes in the Company’s share of net assets of the associate since the acquisition date.

After application of the equity method, the Company determines whether a loss in the fair value of an investment below its carrying value is a temporary decline. If it is other than temporary, the investor calculates an impairment as the excess of the investment’s carrying amount over the fair value. Reversals of impairments on equity method investments are prohibited.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024

3.	Significant accounting policies (continued)

(g)  Foreign currency translation

Foreign currency transactions and balances

Foreign currency transactions are translated into the functional currency of the Company, using the exchange rates prevailing at the dates of the transactions, with the resulting foreign exchange gains and losses recognized in the consolidated statements of loss and comprehensive loss. The foreign exchange gains and losses resulting from the remeasurement of monetary items denominated in foreign currency at year end exchange rates are recognized in the consolidated statements operations and comprehensive loss.

Non-monetary items are not retranslated at year end and are measured at historical cost (translated using the exchange rates at the transaction date), except for non-monetary items measured at fair value which are translated using the exchange rates at the date when fair value was determined.

Translation to presentation currency

The Company and its subsidiaries, except for Finco, have a functional currency of the US dollar and a presentation currency of the US dollar. Finco has a functional currency of the Canadian dollar. For presentation, assets and liabilities of Finco have been translated into US dollar at the closing rate at the reporting date and income and expenses are translated at average exchange rates prevailing during the period. Foreign currency translation gains and losses are recognized in other comprehensive loss.

(h)  Financial Instruments

A financial instrument is any contract that gives rise to a financial asset of one entity and a financial liability or equity instrument of another entity.

Financial assets are classified and measured at fair value with subsequent changes in fair value recognized in either profit and loss as they arise unless restrictive criteria are met for classifying and measuring the asset at either amortized cost or FVOCI. Financial liabilities are measured at amortized costs unless they are elected to be or required to be measured at fair value through profit and loss.

Financial assets are derecognized when the rights to receive cash flows from the assets have expired or have been transferred, and the Company has transferred all risks and rewards of ownership. Financial liabilities are derecognized when the obligations specified in the contract are discharged, cancelled, or expire.

ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

 ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following, based on the nature of the valuation inputs:

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024

3.	Significant accounting policies (continued)

(h)  Financial Instruments (continued)
•	Level 1: quoted prices (unadjusted) for identical assets or liabilities in active markets;
•	Level 2: inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and,
•	Level 3: one or more significant inputs used in a valuation technique are unobservable in determining fair values of the asset or liability.

Determination of fair value and the resulting hierarchy requires the use of observable market data where available. The classification of an asset or liability in the hierarchy is based on the lowest level of input that is significant to the fair value measurement.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. The Company determined that the derivative liabilities relating to the embedded conversion feature in the convertible notes and the mandatory convertible debentures are liabilities at Level 3.

In accordance with ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company utilizes the Current Expected Credit Loss (CECL) model to estimate expected credit losses over the contractual life of financial assets held, taking into consideration historical loss experience, current conditions, and reasonable and supportable forecasts to assess credit risk.

(i)  Derivative financial instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“Topic 815”). Derivative instruments are initially recorded at fair value on the grant date and revalued at each reporting date, with changes in the fair value reported in the consolidated statement of operations and comprehensive loss. Derivative liabilities are classified in the consolidated balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the consolidated balance sheet date.

(j)  Warrant liabilities

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. This liability is subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in the Company’s consolidated statement of operations and comprehensive loss. The fair value of warrants are estimated using an the Black-Scholes Option Pricing Model, as the warrants of the Company are not publicly traded.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024

3.	Significant accounting policies (continued)

(j)  Warrant liabilities (continued)
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

(k)  Stock option liabilities

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

For issued or modified stock options that meet all of the criteria for equity classification, the stock options are required to be recorded as a component of additional paid-in capital at the time of issuance or modification. For issued or modified stock options that do not meet all the criteria for equity classification, the stock options are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. This liability is subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in the Company’s consolidated statement of operations and comprehensive loss.

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

(l)  Carbon credits

The Company acquires carbon credits for the purposes of resale, and as such accounts for the credits as inventories of the Company under ASC 330. Accordingly, the carbon credits are stated at the lower of cost and net realizable value.

(m) Stop-loss provision liabilities

Certain contracts entered into for the purchase of carbon credits which were settled in shares include stop-loss provisions that require the Company to issue additional shares of the Company to the sellers, representing the shortfall between the agreed upon value of the purchased credits and the market value of shares of the Company received by the sellers at the time of such stop-loss provisions being triggered. Such contractual obligations to reimburse sellers would take effect in various timeframes, up to 18 months from the date of purchase.

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

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024

3.	Significant accounting policies (continued)

(m) Stop-loss provision liabilities (continued)

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

(n)  Income taxes

The Company’s tax provision consists of taxes currently payable or receivable, plus any change during the period in deferred tax assets and liabilities. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settles. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that is it more likely than note that some portion of the deferred tax asset will not be realized.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting for income taxes requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if available evidence indicates it is more likely than not that the tax position will be fully sustained upon review by taxing authorities, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount with a greater than 50 percent likelihood of being realized upon ultimate settlement. For tax positions that are 50 percent or less likely of being sustained upon audit, the Company does not recognize any portion of that benefit in the financial statements.

(o) Loss per share

Basic loss per share is calculated by dividing the net loss attributable to the common shareholders of the Company by the weighted average number of subordinate voting stock outstanding and reduced by any shares held in escrow during the reporting period. Diluted loss per share is calculated by dividing the net loss applicable to subordinate voting stock by the sum of the weighted average number of subordinate voting stock issued and outstanding, all additional subordinate voting stock that would have been outstanding if potentially dilutive instruments were converted and reduced by any shares held in escrow. If these computations prove to be anti-dilutive, diluted loss per share is the same as basic loss per share.

(p) Revenue recognition

Under ASC 606, the Company recognizes revenue from the sales of carbon credits by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. Revenue for sales of carbon credits is recognized at a point in time when control of the credit transfers to the buyer. The Company acts as a principal in all revenue transactions.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024

3.	Significant accounting policies (continued)

(q) Advertising

The Company expenses advertising costs when the advertising first takes place. Advertising expense was approximately $1,000,073 for the year ended July 31, 2025 (2024 – $481,104).

(r) Operating segments

Operating segments are components of the Company that engage in business activities which generate revenues and incur expenses. The operations of an operating segment are distinct, and the operating results are regularly reviewed by the CODM for the purposes of resource allocation decisions and assessing its performance.  The Company has assessed the above criteria and has determined that the entity as a whole is one operating segment comprising of a single operating segment.

(s) Convertible debentures

The Company accounts for convertible debentures in accordance with ASC 470, Debt.   Convertible debentures are recorded at face value less unamortized issuance costs, assuming the conversion feature does not meet the requirements for bifurcation.

If the conversion feature does not meet the requirements to be classified as equity, it is bifurcated and accounted for separately as a derivative liability under ASC 815, Derivatives and Hedging, and measured at fair value, with subsequent changes recognized in earnings.

If the conversion feature meets the equity classification criteria, no separate accounting for the conversion feature is required, and the entire instrument is classified as a liability.

Interest expense is recognized using the effective interest method, which includes the amortization of any debt issuance costs and discounts or premiums.

Debt Modifications and Extinguishments

The Company evaluates modifications to convertible debt instruments in accordance with ASC 470-50, Modifications and Extinguishments.

A modification is deemed to be substantial if:
•
The present value of the cash flows under the terms of the modified debt differs by at least 10% from the present value of the remaining cash flows under the original debt terms, using the original effective interest rate (the “10% Test”); or

•	The modification results in a change in the embedded conversion option that requires re-evaluation under ASC 815.

If the modification is determined to be substantial, the original debt is extinguished, and the modified instrument is accounted for as a new debt issuance.

The Company also assesses whether a modification constitutes a troubled debt restructuring under ASC 470-60. A restructuring is considered troubled if the Company is experiencing financial difficulty and the creditor has granted a concession.

For modifications that are not substantial, the Company accounts for the changes prospectively, adjusting the effective interest rate to reflect the revised cash flows.

In evaluating convertible debt where the conversion option is bifurcated as a derivative liability before and after the modification, the 10% cash flow test is applied to the host debt instrument (without the conversion feature). Any change in fair value of the bifurcated conversion option is recognized in earnings.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
3.	Significant accounting policies (continued)

(t) Standards issued but not yet effective

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Income Taxes (Topic 740)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU-740”). ASU-740 requires public entities to provide enhanced disclosure of specific categories of reconciling items included in the rate reconciliation; disclosure of the nature, effect and underlying causes of each reconciling item in the rate reconciliation and the judgment used in the categorization of such items; and enhanced disclosures for income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU-740 on its consolidated financial statements and disclosures.

Crypto Assets (Topic 350-60)

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for Disclosure of Crypto Assets (“ASU 350-60”). ASU 350-60 requires entities to measure certain crypto assets at fair value with changes recognized in net income each reporting period, rather than at cost less impairment. It also requires separate presentation of crypto assets and related gains or losses, and enhanced disclosures about holdings and changes during the period. The amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of adopting ASU 350-60 on its consolidated financial statements and disclosures.

4.	Reverse takeover

On September 12, 2023 (and as amended on May 1, 2024, August 10, 2024 and October 29, 2024), the Company entered into a Business Combination Agreement (“BCA”) with Devv Holdings.

Pursuant to the BCA, on November 6, 2024, the Company changed its jurisdiction from the State of Delaware under the Delaware General Corporation Law to the Province of Alberta, Canada, and thereby became a company existing under the Business Corporations Act of Alberta, and changed its name to Devvstream Corp., and Devv Holdings was amalgamated with a wholly owned subsidiary of the Company to form one corporate entity.

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

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
4.	Reverse takeover (continued)

Historical presentation of number of shares, warrants, options, and RSUs outstanding, weighted average number of shares outstanding, and exercise price of equity instruments, that are presented elsewhere in the consolidated financial statements, including the consolidated balance sheets, consolidated statements of operations and comprehensive loss, consolidated statements of changes in shareholders’ deficiency, and Notes 9, 10, and 13, are retrospectively adjusted to reflect the application of the Common Conversion Ratio, with exercise price of warrants and options, and conversion price of convertible debentures adjusted by the inverse of the Common Conversion Ratio. This is further adjusted by a one-for-ten reverse stock split that took place subsequent to the year ended July 31, 2025 (Note 20). The details of the impact of the retrospective adjustments are enumerated further in Note 19.

In consideration for the De-SPAC transaction, the Company issued 465,747 common shares to the former holders of SVS of Devv Holdings and 711,140 common shares to the former holders of MVS of Devv Holdings. The former shareholders of the Company retained 515,920 shares. The fair value per share was estimated to be $6.10 (CAD$8.50) based on the last trading price of Devv Holdings on the Cboe Exchange.

As at November 6, 2024, the Company had 22,699,987 warrants outstanding, each exercisable at $1.52 for 0.09692 common shares, expiring on November 6, 2029. The fair value of the warrants was estimated to be $7,196,286 based on the Black-Scholes Option Pricing Model using the following assumptions: share price – $0.61, expected dividend yield – 0%, expected volatility – 87%, risk-free interest rate – 3.12% and an expected remaining life – 5 years. Expected volatility was estimated by using the average of historical volatility of Devv Holdings and of public traded companies that the Company considers to be comparable. The expected warrant life represents the period of time that warrants granted are expected to be outstanding. The risk-free interest rate is based on Canadian government bonds with a remaining term equal to the expected life of the warrants.

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

The excess of the fair value of the shares issued over the value of the net monetary assets acquired has been recognized as a reduction in equity.

The purchase price is allocated as follows:

Fair value of shares retained by former shareholders of the Company (515,920 post 1:0.9692 consolidation shares at $6.10 (CAD$8.50))	$3,147,117
Fair value of replacement warrants of the Company	7,196,286
Total consideration	$10,343,403

Net assets (liabilities) acquired of the Company:
Cash and cash equivalents	$1,661,645
Accounts payable and accrued liabilities	(11,867,129)
Promissory note payable (Note 9)	(3,000,000)
Total net assets (liabilities)	$(13,205,484)

Reduction to additional paid in capital as a result of the recapitalization	$23,548,887

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
4.	Reverse takeover (continued)

Sponsor side letter

In connection with the De-SPAC transaction, Focus Impact Sponsor entered into a sponsor side letter, and agreed to certain transfer and lock-up restrictions of the Company’s common stock, which would terminate upon the earlier of: (i) 360 days after November 6, 2024; (ii) a liquidation, merger, capital stock exchange, reorganization, or other similar transaction that results in all of the Company’s stockholders having the right to exchange their equity for cash, securities or other property; or, (iii) if the Company’s common stock has a closing price of at least $120 per share for any 20 trading days in a 30-day trading period starting from April 5, 2025. Focus Impact Sponsor also agreed to vote its shares in favor of the RTO.

Registration rights agreement

In connection with the De-SPAC transaction, on November 6, 2024, the Company, Focus Impact Sponsor, and certain historical holders of Devv Holdings securities entered into an Amended and Restated Registration Rights Agreement, pursuant to which, among other things, the historical holders of Devv Holdings securities and Focus Impact Sponsor will be granted customary registration rights with respect to the securities of the Company that they hold.

Indemnification agreements

In connection with the De-SPAC transaction, on November 6, 2024, the Company entered into indemnification agreements with each of its directors and executive officers. Each indemnification agreement provides for indemnification and advancements by the Company of certain expenses, including attorney’s fees, judgments, fines, and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at the Company’s request.

5.	Carbon credits

Between October 17, 2024 and October 28, 2024, Devv Holdings entered into multiple agreements to acquire carbon credits in return for shares of the Company once the De-SPAC Transaction was completed. On November 6, 2024, concurrent with the completion of the business combination, the Company issued 324,987 common shares in consideration for these agreements. The fair value of the shares issued was $1,982,424.

Stop-loss provision

All of the agreements contain adjustment clauses whereby if the Company’s share price falls below the respective purchase prices outlined in the agreements, in the next 12 to 18 months, the Company is obligated to issue additional shares to cover the shortfall. The Company has assessed that the potential liability associated with the stop-loss provision for carbon credits received as of July 31, 2025 is $1,065,235.

Deposit on carbon credits

Consideration paid of $421,403 related to the future delivery of carbon credits is recorded as a deposit on carbon credits, of which $271,403 relate to a contract containing a stop-loss provision. The stop-loss provision related to these contracts has not been recognized. As there is not yet certainty to the delivery of the credits, the obligation to issue additional shares is not probable as at July 31, 2025.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
5.	Carbon credits (continued)

Impairment of carbon credits

The Company is currently in dispute with one of the vendors for which 108,000 shares with a fair value of $658,800 was issued. At the date of these financial statements, the vendor has not delivered the carbon credits which are due under the contract and the Company has issued a demand letter to the vendor. Management has assessed that it is improbable that these carbon credits will be received and has recorded an impairment charge of $658,800 during the year ended July 31, 2025. The stop-loss provision related to this contract has not been recognized. As the vendor is in breach of the contract, the obligation to issue additional shares is not probable as at July 31, 2025.

One of the agreements provided for the vendor to return the consideration shares received for cancellation in return for the carbon credits if a registration statement does not become effective within 45 days of the closing of the purchase agreement. As this deadline was not met, the vendor has triggered this clause under the agreement and returned 90,000 shares with a fair value of $549,000 issued under the contract in exchange for the carbon credits that were transferred to the Company.  During the year ended July 31, 2025, as a result of the probability of the carbon credits being returned to the vendor, the Company recorded an impairment charge of $548,982. As the agreement for the purchase of carbon credit was cancelled, the stop-loss provision related to this contract has not been recognized.

During the year ended July 31, 2025, the Company also entered into an agreement with one of the vendors to cancel the agreement to purchase carbon credits, in return for the cancellation of 65,000 consideration shares previously issued by the Company. The carbon credits underlying the agreement had not been received. Upon cancellation, the Company recognized a reversal of $396,500 of deposit on carbon credit purchase, with a corresponding impact on additional paid-in capital for the return of shares. As the agreement for the purchase of carbon credit was cancelled, the stop-loss provision related to this contract has not been recognized.

As of July 31, 2025, the Company assessed its carbon credits on hand and determined that certain carbon credits have a lower net realizable value than cost, and accordingly recognized $16,278 in impairment.

6.	Investment in associate

On November 6, 2024, the Company received 2,000,000 shares in FCS, in connection with an agreement to acquire a stake in FCS in exchange for 200,000 shares of the Company that was entered into on October 28, 2024. At the time of acquisition, the 2,000,000 shares of FCS received by the Company represented 50% of shares outstanding, and the initial balance of investment was determined to be $1,220,000 being the fair value of the shares issued by the Company in consideration for the exchange. As at July 31, 2025, the Company’s share of ownership remained at 50%. Management assessed that the Company has significant influence over FCS based on its share of ownership, and that the investment should be accounted for using the equity method of accounting.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
6.	Investment in associate (continued)

Summarized financial information of FCS and a reconciliation of the carrying amount of the investment set forth in the consolidated balance sheets are set out below:
Summarized balance sheet

July 31, 2025
ASSETS
Cash	$21,047
Due from related parties	110,040
Start-up costs, net	105,589
Total assets	$236,676

LIABILITIES
Accounts payable and accrued liabilities	$211,942
Convertible notes	1,286,050
Total liabilities	$1,497,992

Summarized statement of loss

November 6, 2024 to July 31, 2025
Operating expenses
Consulting expenses	$646,799
Engineering	2,855
General and administrative expenses	6,057
Guaranteed payments	316,278
Legal and professional fees	10,185
Travel	7,310
Amortization	1,763
Total operating expenses	(991,247)

Interest expenses	(32,775)
Net loss	$(1,024,022)

A continuity of the Company’s investment in associate is as follows:

Balance as at July 31, 2024	$-
Investment by the Company	1,220,000
Company’s share of loss	(512,011)
Balance as at July 31, 2025	$707,989

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
7.	Equity Line of Credit (“ELOC”)

On October 29, 2024, the Company entered into the ELOC Agreement with Helena Global Investment Opportunities I Ltd (“Helena I”). Under the ELOC Agreement, the Company will have the right to issue and to sell to Helena I from time to time, up to $40,000,000 of the Company’s common shares following the closing of the De-SPAC Transaction and the effectiveness of the registration statement registering the Company’s common shares being sold under the ELOC Agreement (the “Helena I Registration Statement”). As a commitment fee in connection with the execution of the ELOC Agreement, 50,000 shares of the Company was issued upon closing of the De-SPAC transaction (Note 13). Following the closing of the De-SPAC Transaction and the Helena I Registration Statement becoming effective, the Company issued to Helena I common shares equal to $125,000 divided by the greater of (i) the lowest one-day VWAP during the five trading days immediately preceding the effectiveness date of such Registration Statement and (ii) $7.50. On March 17, 2025, the Company issued 16,666 shares (Note 13) in satisfaction of this obligation.

The Company may require that Helena purchase the Company’s common shares by delivering one or more advance notices to Helena setting forth, in each advance notice, the amount of advance it is requesting, which amount may not exceed an amount equal to the lesser of (i) 100% of the average of the daily value traded of the common shares over the 10 trading days immediately preceding such advance notice, and (ii) $8,000,000. However, in no event may the number of common shares issuable to Helena pursuant to an advance cause the aggregate number of shares beneficially owned (as calculated pursuant to Section 13 (d) of the Exchange Act) by Helena and its affiliates as a result of previous issuances and sales of common shares to Helena under the ELOC Agreement to exceed 9.99% of the then outstanding common shares.

On March 18, 2025, the Company and Helena entered into a first amendment to ELOC Agreement, which allows Helena to permit Secondary Advances, as defined in the amendment, as well as to update references to “Common Stock” in the ELOC Agreement to “Common Shares”. On August 4, 2025, the Company and Helena entered into a second amendment to ELOC Agreement, which increased the commitment amount from $40,000,000 to $300,000,000.

As at July 31, 2025, $3,328,081 have been drawn against the ELOC through the issuance of 845,700 shares (Note 13).

8.	Accounts payable and accrued liabilities

	July 31, 2025	July 31, 2024
Accounts payable	$1,113,372	$5,503,968
Accrued liabilities	7,059,064	492,925
Excise taxes payable	2,410,973	-
Income taxes payable	99,256	101,009
	$10,682,665	$6,097,902
Accounts payable, related parties	271,919	145,149
Accrued liabilities, related parties	523,071	332,923
	$11,477,655	$6,575,974

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
9.	Convertible debentures

Devvio Tranche (Related Party Convertible Debt)

On January 12, 2024, the Company closed an unsecured convertible notes offering in the principal amount of $100,000 with Devvio that will bear interest at a rate of 5.3% per annum, is payable at maturity, subject to acceleration if the Company completes the De-SPAC transaction and the debentures are not converted. The maturity was November 6, 2024. The Company has the right to prepay the whole or any portion of the principal amount, and together with any accrued interest, at any time prior to the maturity date without notice or a penalty payment. Devvio is a related party to the Company through its ownership of the Company’s shares, and one of Devvio’s officers, directors and principal owners was a director of the Company during the year ended July 31, 2024 and until November 7, 2024.

In the event the Company completes a De-SPAC transaction, the principal amount and accrued interest are convertible into SVS of the Company at the option of the lender, as follows:
•
At a conversion price equal to the greater of (a) $76.50 multiplied by the common conversion ratio as set forth in the BCA (the “Common Conversion Ratio”), and (b) CAD$10.30. The shares are thereafter exchanged for common shares of the Combined Company at the Common Conversion Ratio.

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

In the event the Company does not complete a De-SPAC transaction at the later of October 8, 2024 (270 days from the issuance date of the notes) and the termination of the business combination agreement for the De-SPAC transaction, the principal and accrued interest are convertible into units consisting of one SVS and half of a share purchase warrant, at the option of the lender, as follows:
•	At a conversion price equal to the greater of (a) the 30-day volume weighted average trading price (“VWAP”) of the shares on Cboe Canada stock exchange and (b) CAD$10.30.
•
Each warrant will carry the right to purchase a share with an exercise price equal to the greater of (a) a 20% premium on the 30-day VWAP and (b) the floor price of CAD$10.30. The warrants will expire 2 years after the conversion date.

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

On November 6, 2024, the Company completed the De-SPAC transaction (Note 4), and accordingly, the conversion terms of the principal amount and accrued interest crystalized such that they are convertible, at the option of the lender, at a conversion price of $11.70 (being $76.50 multiplied by the Common Conversion Ratio). If the convertible notes are not converted into shares, the principal plus interest will become repayable within 10 days after the closing of the De-SPAC transaction.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
9.	Convertible debentures (continued)

Upon the crystallization of the conversion price, the conversion option met the definition of equity under Topic 815 and bifurcation is no longer required.  The fair value of the conversion option was remeasured on November 6, 2024 to be $176,000 and was transferred into equity. The fair value was estimated using the Black-Scholes Option Pricing model using the following assumptions: expected dividend yield - 0%, expected volatility - 275%, risk-free interest rate – 3.10% and an expected remaining life – 0.6 years.

On November 12, 2024, the maturity of the Devvio Tranche was extended to May 30, 2025. As there was no change to the cash flows as a result of this change, the 10% test was not met and therefore, there was no extinguishment of the debt as a result of this change. The Devvio Tranche is outstanding as of July 31, 2025, and the Company is in the process of negotiating a further extension.

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

In the event the Company completes a De-SPAC transaction, the principal amount and accrued interest are convertible into SVS of the Company at the option of the lender, as follows:

•
At a conversion price equal to the greater of (a) a 25% discount to the 20-day VWAP of the shares on the Cboe Exchange multiplied by the Common Conversion Ratio, and (b) $20.00 (the De-SPAC Floor Price”).

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

In the event the Company does not complete a De-SPAC transaction at the later of October 8, 2024 (270 days from the issuance date of the notes), or the termination of the BCA with Focus Impact, the principal and accrued interest are convertible into units consisting of one SVS and half of a share purchase warrant, at the option of the lender, as follows:
•
At a conversion price equal to the greater of (a) a 25% discount to the 20-day VWAP of the shares on the Cboe Exchange calculated on the conversion date and b) the floor price defined as the current market price on the date of announcement of the offering which was CAD $4.75.

•
Each warrant will carry the right to purchase a share with an exercise price equal to the greater of (a) a 20% premium on the 20-day VWAP and (b) the floor price defined as the current market price on the date of announcement of the offering which was CAD $4.75.

•	The warrants will expire 2 years after the conversion date.

The conversion price is subject to certain anti-dilution provisions.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
9.	Convertible debentures (continued)

On June 28, 2024, the Company and Focus Impact Partners agreed to amend the Focus Impact Partners Convertible Debt (“the June 2024 Amendment”) such that the De-SPAC Floor Price would be amended from $20.00 to CA$4.75.

On June 28, 2024, the Company received additional proceeds of $20,000 under the June 2024 Amendment.

On August 19, 2024, October 18, 2024, October 28, 2024 and November 1, 2024, the Company received additional proceeds of $41,500, $6,500, $7,650 and $12,000 under the June 2024 Amendment.

The Focus Impact Partners Convertible Debt were determined to be a financial instrument comprising a host debt component and a conversion feature which is an embedded derivative that required bifurcation. On initial recognition, the embedded derivative was valued first, and the residual value was assigned to the host financial debt component. The total fair value of the derivative liabilities at the various issuance dates for the proceeds received during the year ended July 31, 2024 was estimated to be $25,800 as valued using the Monte Carlo model. The total fair value of the derivative liabilities at the various issuance dates for the proceeds received during the year ended July 31, 2025 was estimated to be $65,750 as valued using the Monte Carlo model.

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

On November 13, 2024, the Company issued a new $637,150 convertible note bearing interest of 5.3% per annum, with a maturity date of November 13, 2026 (“New Focus Impact Partners Convertible Debt”), in exchange for the cancellation of the Focus Impact Partners Convertible Debt as described above (the “November 2024 Amendment”). The principal loan amount and any accrued interest under the New Focus Impact Partners Convertible Debt are convertible into common stock of the Company at the option of the holder at a 25% discount to the 20-day volume weighted average price of the Company’s shares, subject to a floor of $8.67 per share. The Company retains the right to prepay the whole or any portion of the principal amount, together with any accrued interest, at any time prior to the maturity date without notice or a penalty payment.

Accrued interest on the previously existing Focus Impact Partners Convertible Debt, amounting to $21,129, were not converted into the New Focus Impact Partners Convertible Debt, and were transferred to accrued liabilities of the Company.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
9.	Convertible debentures (continued)

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

In the event the Company completes a De-SPAC transaction, the principal amount and accrued interest are convertible into SVS of the Company at the option of the lender, as follows:
•
At a conversion price equal to the greater of (a) the price that is a 25% discount to the 20-day VWAP of the shares on Cboe Canada stock exchange, and (b) $20.00. The shares are thereafter exchanged for common shares of Focus Impact at the Common Conversion Ratio.

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

In the event the Company does not complete a De-SPAC transaction at the later of January 18, 2025 (270 days from the issuance date of the notes) and the termination of the BCA for the De-SPAC transaction, the principal and accrued interest are convertible into units consisting of one SVS and half of a share purchase warrant, at the option of the lender, as follows:

•	At a conversion price equal to the greater of (a) the price that is a 25% discount to the 20-day VWAP of the shares on Cboe Canada stock exchange and (b) CAD$4.75.
•
Each warrant will carry the right to purchase a share with an exercise price equal to the greater of (a) a 20% premium on the 30-day VWAP and (b) the floor price of CAD$4.75. The warrants will expire 2 years after the conversion date.

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

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
9.	Convertible debentures (continued)

The prepayment option and the accelerated repayment condition were not separately accounted for as they were determined to be clearly and closely related to the host contract.

On November 6, 2024, the Company completed the De-SPAC transaction (Note 4), and accordingly, the conversion terms of the principal amount and accrued interest crystalized such that they are convertible, at the option of the lender, at a conversion price equal to the greater of (a) the price that is a 25% discount to the 20-day VWAP of the shares on the NASDAQ, and (b) $20.00. If the convertible notes are not converted into shares, the principal plus interest will become repayable within 10 days after the closing of the De-SPAC transaction.

Upon the crystallization of the conversion price, the conversion option met the definition of equity under Topic 815 and bifurcation is no longer required.  The fair value of the conversion option was remeasured on November 6, 2024 to be $31,000 and was transferred into equity. The fair value was estimated using the Monte Carlo model.

On November 12, 2024, the maturity of the Envviron Tranche are extended to May 30, 2025. As there was no change to the cash flows as a result of this change, the 10% test was not met and therefore, there was no extinguishment of the debt as a result of this change. The Envviron Tranche is outstanding as of July 31, 2025, and the Company is in the process of negotiating a further extension.

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

The principal loan amount and any accrued interest under the New Convertible Debt are convertible into common stock of the Company at the option of the holder at a 25% discount to the 20-day volume weighted average price of the Company’s shares, subject to a floor of $8.67 per share. The Company has the right to prepay the whole or any portion of the principal amount, together with any accrued interest, at any time prior to the maturity date without notice or a penalty payment.

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

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
9.	Convertible debentures (continued)

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

Due to the absence of a floor conversion price, the Additional Convertible Debt was determined to be a financial instrument comprising a host debt component and a conversion feature which is an embedded derivative that required bifurcation. On initial recognition, the embedded derivative was valued first, and the residual value was assigned to the host financial debt component. The fair value of the derivative liabilities at issuance was estimated to be $72,500 as valued using the Monte Carlo model. The fair value of the derivative liabilities as at July 31, 2025 was estimated to be $72,500 as valued using the Monte Carlo model.

Crypto Strategy Convertible Debt

On July 17, 2025, the Company entered into a securities purchase agreement with Helena for the issuance of up to fifty-nine tranches of convertible notes (“Crypto Strategy Convertible Debt”) for a total principal amount of $300,000,000, with closings of each tranche subject to fulfillment of conditions. Each tranche will have an issuance discount of 8%, and bear interest at a rate of 8% per annum, with a maturity date of 18 months from the date of funding. Interest shall be payable by the Company on the first day of each month. At the option of the Company, the interest is payable in cash, through the issuance of additional notes, or under certain situations, through the issuance of common shares. The Crypto Strategy Convertible Debt ranks senior to all outstanding and future indebtedness of the Company. The securities purchase agreement will terminate automatically on July 17, 2027.

The principal loan amount and any accrued interest under the Crypto Strategy Convertible Debt in issuance are convertible into common stock of the Company at the option of the holder at 95% of the lowest daily volume weighted average price of the Company’s shares during the 5 preceding trading days, subject to a floor price of $0.7722, and a cap price of $7.722.

If the Company issues any debt or equity, the lenders have the option to cause the Company to direct 25% of aggregate proceeds of such issuances to repay the Crypto Strategy Convertible Debt.

The Company has a right to prepay the whole or any portion of the principal amount, together with any accrued interest, at any time prior to the maturity date. A 10% prepayment penalty is applied on any repayments prior to the maturity date.

During the period ending on the later of (i) 12 months after the closing date of the initial tranche of the Crypto Strategy Convertible Debt, and (ii) the termination of the securities purchase agreement for the Crypto Strategy Convertible Debt, if the Company offers new securities for sale, the lenders have first refusal to up to 25% of the new securities being offered.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
9.	Convertible debentures (continued)

The proceeds of the Crypto Strategy Convertible Debt are subject to restrictions of use, with 70% of the net proceeds of the initial tranche, and 75% of the net proceeds of the subsequent tranches are required to be used to purchase cryptocurrencies. Until such time as the Company’s aggregate acquisition of cryptocurrencies equal or exceeds $20,000,000 (the “Digital Asset Threshold Amount”), the Crypto Strategy Convertible Debt will be secured by a first preference perfected security interest in all of the existing and future assets of the Company and its direct and indirect subsidiaries, including all of the capital stock of each of the subsidiaries and cryptocurrencies purchased with the proceeds of the Crypto Strategy Convertible Debt, as evidenced by a security agreement. Subject to certain exceptions contained in the purchase agreement for the Crypto Strategy Convertible Debt, upon the Company’s achievement of the Digital Asset Threshold Amount, the parties have agreed to amend the terms of the security agreement such that the Company’s obligations shall thereafter be secured exclusively by the cryptocurrencies held in the designated collateral control account.

Currently, as the Digital Asset Threshold Amount is not yet met, the Crypto Strategy Convertible Debt is secured by up to $20,000,000 of proceeds from the Crypto Strategy Convertible Debt, held in a segregated account for trading in cryptocurrencies. The segregated account is subject to a crypto control account agreement, which requires lenders’ approval for actions taken in the segregated account.

On July 17, 2025, the Company closed the initial tranche of the Crypto Strategy Convertible Debt in the principal amount of $10,000,000, for gross proceeds of $9,200,000, with a maturity date of January 17, 2027. The Company also incurred $85,000 in transaction costs in connection with the issuance. $6,405,000 of net proceeds are intended for the purchase of cryptocurrencies. As of July 31, 2025, $6,405,000 are held as cash in a segregated account, and are thus presented as restricted cash in the consolidated balance sheet.

In connection with entering into the Crypto Strategy Convertible Debt, the Company entered into a registration rights agreement (the “RRA”), pursuant to which, the Company agreed to register for resale the common shares that are issuable upon conversion of the Crypto Strategy Convertible Debt. If the registration statement covering the resale of the common shares is not filed or declared effective by certain dates set forth in the RRA, the Company will be required to pay Helena I certain amounts as liquidated damages.

A continuity of the Company’s convertible debentures is as follows:

Balance as at August 1, 2023	$-
Issued	920,000
Fair value of embedded derivative	(73,550)
Transaction costs	(36,484)
Accretion	52,552
Interest	19,026
Balance as at July 31, 2024	$881,544
Issued	13,686,133
Fair value of embedded derivative	(138,250)
Issuance discount	(800,000)
Transaction costs	(85,000)
Repayment	(448,151)
Accretion	346,424
Interest	305,591
Accrued interest transferred to accrued liabilities	(21,129)
Extinguishment	(3,982,650)
Assumed on RTO	3,345,000
Balance as at July 31, 2025	$13,089,512

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
9.	Convertible debentures (continued)

Breakdown of the Company’s convertible debentures is as follows:

	July 31, 2025	July 31, 2024
Convertible debentures, short-term, related party	$375,027	$881,544
Convertible debentures, long-term, related party	3,914,146	-
Convertible debentures, long-term	8,800,339	-
	$13,089,512	$881,544

The face value of the convertible debentures as of July 31, 2025 was $14,102,499.

Below is a continuity of the embedded derivative liabilities:

Balance as at August 1, 2023	$-
Derivative liability component	73,550
Change in fair value of derivative liabilities	845,700
Balance as at July 31, 2024	$919,250
Derivative liability component	138,250
Change in fair value of derivative liabilities	(719,000)
Transferred to equity	(266,000)
Balance as at July 31, 2025	$72,500

In connection with the issuance of the convertible debentures during the year ended July 31, 2025, the Company incurred $85,000 in directly attributable transaction costs, which are allocated to the convertible debenture.

In connection with the issuance of the convertible debentures during the year ended July 31, 2024, the Company incurred $40,227 in directly attributable transaction costs. $36,484 was allocated to the host financial liability, $3,743 was allocated to the embedded derivative and recorded immediately in the consolidated statement of operations as general and administrative expenses.

The key inputs used in the Monte Carlo model for the derivative liabilities were as follows:

	At initial measurement (for the year ended July 31, 2024)	As at July 31, 2024	At initial measurement (for the year ended July 31, 2025)	As at July 31, 2025
Probability of De-SPAC Transaction closing	90%	90%	90% - 99%	N/A
Risk-free interest rate	4.60% - 4.87%	4.27% - 4.38%	0.61% - 4.25%	2.75%
Expected term (years)	0.35 – 0.82	0.26 - 0.54	0.01 – 2.00	1.63
Expected annual volatility for the Company	90% - 145%	85% - 112%	92.5% - 150%	150%
Expected annual volatility for Focus Impact	2.5% - 5%	2.5%	2.5% - 100%	N/A
Common conversion ratio	0.083 - 0.155	0.083	0.063 – 0.1462	N/A
Foreign exchange rate	0.727 - 0.747	0.7242	0.718 – 0.734	N/A

As at July 31, 2025, the conversion options attached to the Devvio Tranche, the Focus Impact Partners Convertible Debt, the Envviron Tranche, and the New Convertible Debt meet the definition of equity under Topic 815, and are accordingly no longer presented as derivative liabilities. Only the conversion option attached to the Additional Convertible Debt is presented as derivative liabilities.

10.	Mandatory convertible debentures

On January 12, 2024, the Company closed a tranche of unsecured convertible notes in the principal amount of $100,000 that bear interest at the rate of 15% per annum, payable only in Company securities on the Conversion Date, or payable in cash in connection with a Liquidating Event or Event of Default.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
10.	Mandatory convertible debentures (continued)

In the event the Company completes a De-SPAC transaction, the principal amount and accrued interest automatically convert into SVS of the Company as follows:

•	At a conversion price equal to the greater of (a) $76.50 multiplied by the Common Conversion Ratio, and (b) CAD$10.30.
•	The shares are thereafter exchanged for common shares of Focus Impact at the Common Conversion Ratio.

In the event the Company does not complete a De-SPAC transaction by October 8, 2024 (270 days from the issuance date of the notes), the principal and accrued interest are automatically convertible into units consisting of one SVS and half of a share purchase warrant, as follows:

•	At a conversion price equal to the greater of (a) the 30-day VWAP of the shares on Cboe Canada stock exchange and (b) CAD$10.30.
•
Each warrant will carry the right to purchase a share with an exercise price equal to the greater of (a) a 20% premium on the 30-day VWAP and (b) the floor price of CAD$10.30. The warrants will expire 2 years after the conversion date.

The conversion price is subject to certain anti-dilution provisions.

The mandatory convertible debentures were liabilities classified and initially recorded at fair value with subsequent changes in fair value being recorded in profit and loss (“FVTPL”). The initial fair value was estimated to be $100,000. During the year ended July 31, 2024, the Company recognized a change in fair value of $27,500 using a Monte Carlo Simulation.  In October 2024, the mandatory convertible debentures were revalued to $57,000 using a Monte Carlo Simulation and were converted to 2,244 shares of the Company. The debenture holders were also supposed to receive 1,122 warrants, which have fair value of $1,889 as of July 31, 2025. As of the date of these financial statements, these warrants have not yet been issued. The Company recorded a gain on revaluation during the year ended July 31, 2025 of $70,500.

In connection with the issuance of these mandatory convertible debentures, the Company incurred $7,545 in directly attributable transaction costs which were recorded immediately in the consolidated statement of operations and comprehensive loss as general and administrative expenses.

Continuity of the Company’s mandatory convertible debentures is as follows:

Balance as at August 1, 2023	$-
Issued	100,000
Change in fair value of mandatory convertible debentures	27,500
Balance as at July 31, 2024	$127,500
Change in fair value of mandatory convertible debentures	(70,500)
Conversion of debentures	(57,000)
Balance as at July 31, 2025	$-

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
10.	Mandatory convertible debentures (continued)

The key inputs used in the Monte Carlo model for the revaluation of the mandatory convertible debentures as at July 31, 2024 are set out in the table below.  In October 2024, the mandatory convertible debentures were automatically converted into shares and warrants to be issued.  Immediately prior to conversion, the Company revalued the mandatory convertible debentures.  The fair value of the shares were valued using a share price of $3.40 and the warrants using the Black-Scholes option pricing model (Note 13).

As at July 31, 2024
Probability of De-SPAC Transaction closing by maturity date	85%
Risk-free interest rate	4.42%
Expected term (years)	0.19
Expected annual volatility for the Company	92.5%
Expected annual volatility for Focus Impact	2.5%
Common conversion ratio	0.083
Foreign exchange rate	0.7242

11.	Warrant liabilities

Impact of Change in Functional Currency on August 1, 2024

As at July 31, 2024, the Company had 132,811 warrants outstanding. The exercise price of these warrants is denominated in CAD. Due to the change in functional currency of the Company, a total of 121,995 warrants which were issued in connection with the Company’s reverse merger on November 4, 2022 and for private placements with an initial carrying value of $1,836,666 were reassessed to be derivative liabilities. The fair value of the warrants upon the change in classification on August 1, 2024 of $454,571, was remeasured using the Black-Scholes option pricing model, with the following assumptions (weighted average): expected dividend yield - 0%, expected volatility - 105%, risk-free interest rate – 3.49% and an expected remaining life – 0.7 years.  The fair value of these warrants is classified as Level 2 in the fair value hierarchy.   The difference between the previous carrying value which was initially recorded as equity and the fair value of the warrant liabilities on August 1, 2024 was $1,382,096. Pursuant to ASC 815-40-35-9, the difference is recognized within equity.

10,816 of the warrants outstanding on August 1, 2024 were issued to brokers as compensation for finders fees (the “Broker Warrants”) and fall under the Scope of ASC 718, Stock-based Compensation. As the Company’s stock was primarily traded on the Cboe Exchange in Canadian dollars during the three months ended October 31, 2024, the exemption under ASC 718-10-25-14A is met and the Broker Warrants remain equity classified.

Changes to warrant liability during the year ended July 31, 2025

On October 8, 2024, the Company’s mandatory convertible debentures were automatically converted to shares of the Company. The debt holders were supposed to receive 1,122 warrants exercisable at CAD$67.30 for two years. The warrants to be issued are recorded as warrant liabilities as the exercise price is denominated in CAD. The fair value of the warrants to be issued at conversion date was estimated to be $7,500 using the Black-Scholes option pricing model, with the following assumptions: expected dividend yield - 0%, expected volatility – 92.5%, risk-free interest rate – 4.53% and an expected remaining life – 2 years.

On October 29, 2024, 9,176 liability classified warrants were exercised at an exercise price of CAD$13.08 per share. The difference between the fair value of the warrants immediately preceding the exercise of $303,492 and the previously measured fair value of these warrants on August 1, 2024 of $141,096 was recognized as a change in fair value of the warrant liabilities of $162,396.

On November 4, 2024, 92,917 liability classified warrants, and 10,816 equity classified warrants expired. The fair value of the liability classified warrants were remeasured to $Nil upon expiry, and the difference to the previously measured fair value of these warrants on August 1, 2024 of $25,067 was recognized as a change in fair value of the warrant liabilities of ($25,067). No recognition was required for the equity classified warrants as a result of their expiry.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
11.	Warrant liabilities (continued)

On November 6, 2024, 22,699,987 warrants were issued by the Company in consideration for the De-SPAC transaction (Note 4). The warrants were assessed to be derivative liabilities of the Company due to certain settlement provisions of the warrants do not meet the criteria for equity classification under Topic 815. The warrants are each exercisable at $1.52 for 0.09692 common stock, expiring on November 6, 2029. The fair value of the warrants were $7,196,286 upon issuance.

As at July 31, 2025, the fair value of the liability classified warrants were remeasured at $5,626,473 using the Black-Scholes option pricing model, with the following assumptions (weighted average): expected dividend yield - 0%, expected volatility - 150%, risk-free interest rate – 3.01% and an expected remaining life of 4.24 years.   The Company recognized ($1,865,721) as a change in fair value for the year ended July 31, 2025.

The following is a continuity of the Company’s derivative warrant liabilities:

Balance as at July 31, 2024	$-
Warrants fair value upon change in functional currency (Note 2)	454,571
Warrants issued upon De-SPAC transaction (Note 4)	7,196,286
Warrants to be issued (mandatory convertible debentures)	7,500
Change in fair value of warrant liabilities (exercised warrants)	162,396
Change in fair value of warrant liabilities (expired warrants)	(25,067)
Fair value of warrants exercised	(303,492)
Change in fair value of warrant liabilities	(1,865,721)
Balance as at July 31, 2025	$5,626,473

12.	Stock option liabilities

Impact of listing on the NASDAQ on November 6, 2024

As at November 6, 2024, the Company had 62,772 stock options outstanding. The exercise price of these stock options is denominated in CAD. Due to the listing of the Company on the NASDAQ (Note 4) and commencement of trading of shares in the United States dollars, exemptions available under ASC 718-10-25-14 to classify stock options with strike prices in foreign currencies as equity were no longer met and all stock options outstanding were reassessed to be derivative liabilities. The fair value of the stock options upon the change in classification on November 6, 2024 of $330,090, was remeasured using the Black-Scholes option pricing model, with the following assumptions (weighted average): expected dividend yield - 0%, expected volatility - 97%, risk-free interest rate – 3.12% and an expected remaining life – 5.96 years. The fair value of these options is classified as Level 2 in the fair value hierarchy. The difference between the previous carrying value which was initially recorded as equity and the fair value of the option liabilities on August 1, 2024 was $1,381,715. Pursuant to ASC 815-40-35-9, the difference is recognized within equity.

Changes to stock option liability during the year ended July 31, 2025

As at July 31, 2025, the fair value of the liability classified stock options were remeasured at $133,465 using Black-Scholes option pricing model, with the following assumptions (weighted average): expected dividend yield - 0%, expected volatility - 150%, risk-free interest rate – 3.16% and an expected remaining life of 5.23 years. The Company recognized ($196,625) as a change in fair value for the year ended July 31, 2025, which is presented within salaries and wages.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
12.	Stock option liabilities (continued)

The following is a continuity of the Company’s derivative stock option liabilities:

Balance as at July 31, 2024	$-
Stock options fair value upon change De-SPAC transaction (Note 4)	330,090
Change in fair value of stock option liabilities	(196,625)
Balance as at July 31, 2025	$133,465

13.	Share capital

(a) Authorized

As Focus Impact Acquisition Corp., the Company formerly was authorized to issue 500,000,000 shares of Class A common stock, 50,000,000 shares of Class B common stock, and 1,000,000 shares of preferred stock. All former shares were exchanged for common stock of the Company upon completion of the RTO (Note 4). Upon the RTO and continuance into Alberta, the old classes of shares were cancelled and replaced by those of the Company.

The Company is authorized to issue an unlimited number of common stock without par value.

The Company is authorized to issue an unlimited number of preferred stock, issuable in series in accordance with the Business Corporations Act of Alberta, Canada.
(b)	Shares issued

Shares issued during the year ended July 31, 2025

On September 5, 2024, the Company issued 1,596 shares with a fair value of $47,904 in settlement of accounts payable in the amount of $39,527 and recognized a loss on the settlement of $8,377.

In October 28, 2024, the Company issued 2,244 shares with a fair value of $49,500 for the conversion of the mandatory convertible debentures (Note 10).

On October 29, 2024, the Company issued 9,176 shares for the exercise of 9,176 share purchase warrants, at an exercise price of CAD$13.08 per share for gross proceeds of $86,237. The fair value of the warrants was $303,492.

On November 6, 2024, the Company completed the De-SPAC transaction (Note 4), with each of former Devv Holdings shares converted to securities of the Company on a 1 to 0.152934 basis. All disclosures in these financial statements on number of shares have been accordingly converted on the same basis. 515,920 shares with a fair value of $3,147,117 were retained by former shareholders of the Company as consideration for the De-SPAC transaction.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
13.	Share capital

(b)	Shares issued (continued)

On November 6, 2024, upon completion of the De-SPAC transaction (Note 4), the Company also issued:
•	200,000 shares with a fair value of $1,220,000 for the acquisition of 50% interest in an associate, FCS (Note 6).
•
300,052 shares with a fair value of $1,830,318 in settlement of accounts payable and accrued liabilities with various vendors of Devv Holdings and Devv Corp, in the amount of $10,523,400. On October 29, 2024, the Focus Impact Sponsor transferred their Focus Impact Class A shares (“Sponsor Shares”) to the various vendors in settlement of the debt. Upon the closing of the De-SPAC transaction, the Company issued 300,052 replacement shares to the Focus Impact Sponsor. As Focus Impact Sponsor transferred the Sponsor Shares on behalf of the Company, and assumed the risk of the De-SPAC transaction not occurring (wherein Devv Holdings and Devv Corp would not have been obliged to compensate Focus Impact Sponsor in that eventuality), the transaction is more akin to a capital transaction per ASC 470-50-40-2, to reflect the risk undertaken by Focus Impact Sponsor in its capacity as a significant shareholder of the Company. As such the gain on settlement of $8,693,082 was recognized in equity.

•	169,480 shares to various parties for gross proceeds of $2,250,000, of which $20,000 remain receivable as of July 31, 2025.
•
50,000 shares with a fair value of $305,000 as a commitment fee in connection the ELOC Agreement with Helena I (Notes 7 and 17). The fair value of the shares is recognized as deferred financing costs of the Company.

•	324,987 shares with a fair value of $1,982,424 for the acquisition of carbon credits, and for deposits on carbon credits purchases (Note 5).

On November 13, 2024, the Company issued 55,729 shares with a fair value of $585,155 in consideration to Focus Impact Partners, for entering into a strategic consulting agreement (Note 18).

On December 27, 2024, the Company issued 41,247 shares with a fair value of $317,608 in settlement of accounts payable and accrued liabilities with various vendors of the Company, in the amount of $1,225,000, and recognized a gain on settlement of $907,392.

On March 17, 2025, the Company issued 16,666 shares with a fair value of $58,333 in accordance with the ELOC Agreement with Helena I (Note 7) in satisfaction of the $125,000 commitment (Note 18) upon the effectiveness of the Helena I Registration Statement.

In March 2025, the Company issued 160,600 shares in accordance with the ELOC Agreement with Helena I (Note 7) for gross proceeds of $481,530.

In May 2025, the Company issued 334,600 shares in accordance with the ELOC Agreement with Helena I (Note 7) for gross proceeds of $1,051,857.

In July 2025, the Company issued 350,500 shares in accordance with the ELOC Agreement with Helena I (Note 7) for gross proceeds of $1,794,694. Of the gross proceeds, $448,151 were retained by Helena I for the repayment of the initial tranche of the Crypto Strategy Convertible Debt (Note 9).

In July 2025, the Company cancelled 155,000 shares in relation to the termination of carbon credit purchase agreements (Note 5).

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
13.	Share capital (continued)

(b)	Shares issued (continued)

Shares issued during the year ended July 31, 2024

On August 4, 2023 the Company issued 9,176 shares for the exercise of 9,176 share purchase warrants, at an exercise price of CAD$13.08 per share.

On August 22, 2023 the Company issued 6,372 shares for the exercise of 6,372 share purchase warrants, at an exercise price of CAD$13.08 per share.

On September 22, 2023 the Company issued 2,549 shares for the exercise of 2,549 share purchase warrants, at an exercise price of CAD$13.08 per share.

(c)  Share purchase warrants

The continuity of share purchase warrants is as follows:

	Number of warrants	Weighted Average Exercise price	Remaining life (Years)
Balance, July 31, 2023	150,908	$44.69	1.85
Exercised	(18,097)	$9.73	-
Balance, July 31, 2024	132,811	$47.23	0.67
Issued on RTO (Note 4)	22,699,987	$1.52	-
Exercised	(9,176)	$9.50	-
Expired	(105,032)	$56.90	-
Balance, July 31, 2025	22,718,590	$1.53	4.27

As at July 31, 2025, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiry date
18,603	CAD$13.08	September 29, 2026
22,699,987*	$1.52	November 6, 2029
22,718,590
*Each warrant exercisable for 0.09692 common stock.

All of the warrants outstanding are liability classified (Note 11).

The Company has 1,122 warrants with an exercise price of CAD$67.30 to be issued as of July 31, 2025.

Of the 22,699,987 warrants issued on the RTO, 11,200,000 were to replace former SPAC public warrants (“Public Warrants”), and 11,499,987 were to replace former SPAC private warrants (“Private Warrants”, together with Public Warrants, “SPAC Warrants”). Each SPAC Warrant is exercisable at $1.52 for 0.09692 shares of common stock.
In connection with the Initial Business Combination, the Company assumed the agreements for the SPAC Warrants between the Company’s predecessor, Focus Impact Acquisition Corp., and Continental Stock Transfer & Trust Company, as warrant agent, and entered into such amendments thereto as were necessary to give effect to the provisions of the BCA, and each SPAC Warrant then outstanding and unexercised automatically without any action on the part of its holder was converted into a warrant of the Company.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
13.	Share capital (continued)

(c)	Share purchase warrants (continued)

Each replacement warrant is subject to the same terms and conditions, including exercisability terms, as were applicable to the corresponding SPAC Warrants immediately prior to the Initial Business Combination, except to the extent of such terms or conditions that are rendered inoperative by the Initial Business Combination. Accordingly, following the Initial Business Combination:
•	each replacement warrant will be exercisable solely for the Company’s common shares;
•
the number of the Company’s common shares subject to each replacement warrant will be equal to the number of Class A common shares subject to the applicable SPAC Warrant (subject to amendments as set forth in the agreement to the SPAC Warrants)

•
the per share exercise price for the Company’s common shares issuable upon exercise of such replacement warrant will be equal to the per share exercise price for the Class A Common Shares subject to the applicable SPAC Warrant, as in effective prior to the Initial Business Combination (subject to amendments as set forth in the agreement to the SPAC Warrants)

Public Warrants

The Company had agreed that as soon as practicable, but in no event later than twenty business days after the closing of the Initial Business Combination, the Company would use commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the warrants, and the Company would use commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of common stock until the warrants expired or were redeemed, as specified in the warrant agreement; provided that if the Company’s common stock was at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfied the definition of a ‘‘covered security” under Section 18(b)(1) of the Securities Act, the Company may. at the Company’s option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elected, would not be required to file or maintain in effect a registration statement, but would use commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company would have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but use commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the lessor of (A) the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) the product of 0.361 and the number of whole warrants being exercised by such holder. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
13.	Share capital (continued)

(c)	Share purchase warrants (continued)

Private Warrants

The Private Warrants are not redeemable by the Company so long as they are held by Focus Impact Sponsor or its permitted transferees. Focus Impact Sponsor or its permitted transferees have the option to exercise the Private Warrants on a cashless basis,

Company’s right to redemption of warrants

The Company may redeem the outstanding Public Warrants under the following conditions, while a registration statement covering the common stock issuable upon exercise of the warrants is effective, upon a minimum of 30 days’ prior written notice of redemption to each warrant holder:

(1)	Redemption at a price of $0.01 per warrant

If common stock is trading at a price in excess of $23.90 (“Upper Redemption Trigger”) for any 20 trading days within a 30-day period ending three trading days before the Company sends a notice of redemption to the warrant holders.

(2)	Redemption at a price of $0.10 per warrant

If the common stock is trading in excess of $13.20 (“Lower Redemption Trigger”) for any 20 trading days within a 30-day period ending three trading days before the Company sends a notice of redemption to the warrant holders.

Concurrently, if the common stock is trading at a price of less than the Upper Redemption Trigger for any 20 trading days within a 30-day period ending three trading days before the Company sends a notice of redemption to the warrant holders, the Private Warrants must also be concurrently called for redemption on the same terms as the Public Warrants.

Adjustments to exercise price of SPAC Warrants

The terms of the SPAC Warrants provided for an adjustment of the exercise price if the Initial Business Combination issued shares at a price (“Newly Issued Price”) below $92.00 per share, the aggregate gross proceeds from such issuances represent more than 60% of total equity proceeds, and the 20-day VWAP of the Company’s shares upon Initial Business Combination (“Market Value”) is below $92.00.

In such event, the exercise price will be adjusted to be 115% of the higher of the Market Value and the Newly Issued Price (“Reference Price”); the Upper Redemption Trigger will be adjusted to be 180% of the Reference Price ; and the Lower Redemption Trigger will be adjusted to the Reference Price.

On December 6, 2024, the Company determined the Newly Issued Price was $13.20; and the Market Value was $9.40. Accordingly the Reference Price was set at $13.20. The Company accordingly issued a notice of warrant adjustment to holders of SPAC Warrants, effecting the following adjustments in accordance with the terms of the SPAC Warrants:

•	Adjustment to the exercise price of the SPAC Warrants to $1.52 per 0.09692 share of the common stock of the Company, being 115% of Reference Price;
•	Adjustment of the Upper Redemption Trigger to $23.90 per share of the common stock of the Company, being 180% of Reference Price;
•	Adjustment of the Lower Redemption Trigger to $13.20 per share of the common stock of the Company, being the Reference Price

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
13.	Share capital (continued)

(c)	Share purchase warrants (continued)

The number of SPAC Warrants outstanding is not impacted by the consolidation arising from the RTO (Note 4) nor the reverse stock split (Note 20) of the Company. Correspondingly, the exercise price is also not adjusted. Instead, the number of shares each SPAC Warrant is exercisable into is adjusted to account for such adjustments. Upon RTO, the number of shares each SPAC Warrant is exercisable into (“Exercise Ratio”) is reduced from 1 to 0.9692. Upon reverse stock-split in August 2025, the Exercise Ratio is further reduced to 0.09692.
As set forth in the warrant agreement for the SPAC Warrants, the SPAC Warrants are not exercisable for any fractional shares. If, by reason of any adjustment made pursuant to the terms of the SPAC Warrants, the holder would be entitled to a fractional interest in a shares upon exercise of such SPAC Warrant, the Company shall round down to the nearest whole number of common shares to be issued to such holder upon exercise.

(d) Stock options

The continuity of the Company’s stock options is as follows:

	Number of stock options	Weighted average exercise price
Outstanding, October 31, 2024 and July 31, 2024	62,772	$40.20
Forfeited	(1,395)	$37.74
Granted	50,000	$2.32
Cancelled	(2,733)	$37.74
Outstanding, July 31, 2025	108,644	$22.79
Exercisable, July 31, 2024	33,496	$40.10
Exercisable, July 31, 2025	51,859	$40.16

As at July 31, 2025, the weighted average remaining contractual life of outstanding options is 4.90 years (July 31, 2024 – 7.09 years).

As at July 31, 2025, the following stock options were outstanding and exercisable:

Number of options outstanding	Exercise price	Expiry date	Number of options exercisable
2,676	CAD$52.40	January 17, 2028	2,676
9,176	CAD$52.40	February 6, 2028	9,176
8,411	CAD$72.60	May 15, 2028	7,035
764	CAD$77.20	June 26, 2028	764
50,000	$2.32	March 26, 2030	-
22,938	CAD$52.40	January 17, 2032	19,500
4,588	CAD$52.40	March 1, 2032	3,900
917	CAD$52.40	March 14, 2032	780
7,646	CAD$52.40	October 12, 2032	6,500
1,528	CAD$52.40	February 6, 2033	1,528
108,644			51,859

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
13.	Share capital (continued)

(d)	Stock options (continued)

Stock options issued during the year ended July 31, 2025

On March 26, 2025, 50,000 stock options with an exercise price of $2.32 and a term of 5 years was granted to officers of the Company. One-third of the stock options vest 12 months from grant date, and the remaining two-thirds vest monthly in 24 equal installments. The stock options are equity classified.

Stock options issued during the year ended July 31, 2024

No stock options were issued during the year ended July 31, 2024.

Share-based compensation – Stock options

Share-based payments relating to the vesting of stock options for the year ended July 31, 2025 was $72,641 (2024 - $692,740) and is recorded as salaries and wages on the consolidated statement of operations.

As of November 6, 2024, upon the listing of the Company’s shares on the NASDAQ, 58,644 stock options outstanding are liability classified (Note 12).

As of July 31, 2025, the total intrinsic value of stock options outstanding and exercisable was $Nil and $Nil, respectively. The intrinsic value of outstanding stock options is based on the company’s closing stock price on July 31, 2025.

(e)  Restricted stock units (“RSUs”)

The continuity of the Company’s RSU’s is as follows:

Number of RSUs
Outstanding, July 31, 2023	103,686
Granted	17,789
Outstanding, July 31, 2024	121,475
Granted	30,586
Forfeited	(3,753)
Outstanding, July 31, 2025	148,308

RSUs granted during the year ended July 31, 2025

On March 26, 2025, 30,586 restricted stock units were granted to an officer of the Company. 70% of the RSUs vest on grant date, the remaining restricted stock units vest in equal 15% installments annually.

RSUs issued during the year ended July 31, 2024

On July 30, 2024, the Company granted 17,789 RSUs to directors, officers, employees and consultants of the Company. Each vested RSU can be exchanged for one common stock of the Company for no additional consideration. The RSUs will vest as follows:
•	10% vest upon the 6-month anniversary of the grant date
•	15% vest every 6 months thereafter for a period of 36 months

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
13.	Share capital (continued)

(e)	Restricted stock units (“RSUs”) (continued)
As at July 31, 2025, the following RSUs were outstanding and vested:

Number of RSUs outstanding	Grant date	Number of RSUs Vested
917	November 30, 2021	917
38,232	December 24, 2021	32,496
1,009	March 1, 2022	1,009
62,702	March 14, 2022	53,985
14,862	July 30, 2024	7,086
30,586	March 26, 2025	25,998
148,308		121,491

Share-based compensation – RSU’s

Share-based payments relating to the vesting of RSUs for the year ended July 31, 2025 was $510,325 (2024 - $597,587) and is recorded as salaries and wages on the consolidated statement of operations.

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

At July 31, 2025, the Company had amounts owing and accrued liabilities of $794,990 (July 31, 2024 - $478,072) payable to directors and officers of the Company for salaries, expense reimbursements and professional fees. These amounts are non-interest bearing and have no terms of repayment.

During the year ended July 31, 2025, the Company incurred wages and management fees of $698,890 and $279,000, respectively, to officers of the Company. Share based compensation incurred to officers and directors of the Company amounted to $488,569.

During the year ended July 31, 2025, the Company accrued interest of $228,518 on convertible debentures payable to related parties (Note 9).

During the year ended July 31, 2025, the Company amended the terms of convertible debentures payable to Focus Impact Partners and Focus Impact Sponsor, and issued an Additional Convertible Note to Focus Impact Partners (Note 9).

During the year ended July 31, 2025, the Company issued 55,729 common shares with a fair value of $585,155 to Focus Impact Partners in consideration for a strategic consulting agreement (Note 13).

During the year ended July 31, 2024, the Company issued convertible debentures to Devvio and Envviron (Note 9).  During the year ended July 31, 2025, these loans were amended to extend their maturities to May 30, 2025, and the Company is in negotiations for further extension of maturities.

During the year ended July 31, 2024, the Company signed an amended strategic partnership agreement with Devvio (Note 18).

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024

15.	Financial instruments

As at July 31, 2025, the Company’s financial instruments consist of cash, restricted cash, trade receivable, GST receivable, corporate taxes receivable, deposit on carbon credits purchase, accounts payable and accrued liabilities, convertible debentures, mandatory convertible debentures, warrant liabilities, stock option liabilities, stop loss provision liabilities and derivative liabilities. The Company classifies cash, GST receivable, corporate taxes receivable, and deposit on carbon credits purchase as financial assets held at amortized cost.  The Company classifies accounts payable and accrued liabilities as financial liabilities which are held at amortized cost. The Company’s mandatory convertible debentures, warrant liabilities, stock option liabilities, and stop loss provision liabilities are carried at FVTPL. The Company’s convertible debentures are hybrid instruments where the debt host component is held at amortized cost and the embedded derivative was measured at FVTPL, until upon their amendments (Note 9), or the completion of the De-SPAC transaction (Note 4) of the Company, when they met the criteria for equity classification and were transferred to equity.

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

The risk exposure arising from these financial instruments is summarized as follows:

(a) Credit risk

The Company’s financial assets are cash, restricted cash, trade receivable, GST receivable, corporate taxes receivable, and deposit on carbon credits purchase. The Company’s maximum exposure to credit risk, as at period end, is the carrying value of its financial assets, being $10,592,093. The Company holds its cash with a major financial institution and with a publicly traded payment processing company therefore minimizing the Company’s credit risk.

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

As at July 31, 2025, the Company had cash of $3,446,111 to settle the contractual obligation of current liabilities of $11,847,575 which fall due for payment within twelve months of the statement of financial position. All of the Company’s contractual obligations are current and due within one year.

(c) Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or value of its holdings or financial instruments.  At July 31, 2025, the Company has minimal exposure to these risks.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
16.	Income taxes

A reconciliation between the effective income tax rate and the federal statutory income tax rate is as follows:

	July 31, 2025	July 31, 2024

Domestic	$(4,788,451)	$(7,403,278)
International	(7,278,780)	(2,395,924)
(Loss) before income taxes	(12,067,231)	(9,799,202)

	July 31, 2025	July 31, 2024
Expected recovery at statutory rate	(2,534,119)	(2,057,832)
Permanent book/tax differences	(33,892)	241,919
Change in valuation allowance	3,825,833	1,873,989
Current tax true up	(62,750)	28,463
Tax rate differential	-	-
Impact of foreign currency translation	-	(13,993)
Impact of acquisition	(1,195,073)	-
Total tax expense	$-	$72,546

The components of the provision for income taxes are as follows:

	July 31, 2025	July 31, 2024

Current tax expense:
Federal	$-	$-
Foreign	-	72,546
Total current tax expense	-	72,546

Deferred tax benefit:
Federal	-	-
Foreign	-	-
Total deferred tax benefit	-	-
Total income tax expense	$-	$72,546

The effective tax rate for 2025 is materially consistent with the prior year comparable period due to the continued full valuation allowance recorded against net deferred tax assets:

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
16.	Income taxes (continued)

Deferred Income Tax

The significant components of the deferred tax assets and liabilities consisted of the following:

	July 31, 2025	July 31, 2024
Deferred tax assets
Net operating loss carryforwards	$4,573,385	$2,441,398
Unexercised share-based compensation	945,890	823,579
Capital start-up costs	2,355,876	620,911
Derivative liability	-	193,043
Accrued payroll reserves	162,426	49,866
Financing fees	4,503	6,005
Unrealized foreign exchange gain/loss	13,879	11,434
Total gross deferred tax assets	8,055,960	4,146,236

Valuation allowance	(7,967,381)	(4,141,548)

Total deferred tax assets, net of valuation allowance	88,579	4,688

Deferred tax liability
Convertible debt	(88,579)	(4,410)
Depreciation	-	(278)
Unrealized foreign exchange gain/loss	-	-
Total gross deferred tax liabilities	(88,579)	(4,688)

Net deferred tax asset	-	-

In assessing the realizability of deferred tax assets, management considers all positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, primarily related to the history of cumulative operating losses, the net deferred tax assets are fully offset by a valuation allowance at July 31, 2025 and 2024. As of July 31, 2025, the Company recorded a valuation allowance of $7,967,381 compared to $4,141,548 as of July 31, 2024.

As of July 31, 2025, the Company had $Nil of unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of both July 31, 2025 and July 31, 2024 the Company had accrued $Nil for net interest and penalties.

As of July 31, 2025, the Company had Canadian federal net operating loss carryforwards (“NOLs”) of $7,324,903 which have a 20-year expiration period and will begin to expire in 2040, and U.S. federal NOLs of $14,453,122 which can be carried forward indefinitely.

DevvStream Holdings Inc. is subject to U.S. federal tax, as well as various foreign jurisdictions including Canadian federal and provincial tax that impose an income tax. The years that remain subject to examination are 2021 and onwards.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
16.	Income taxes (continued)

U.S. Income Tax Status

U.S. federal tax legislation was enacted in 2004 to address perceived U.S. tax concerns in “corporate inversion” transactions. A “corporate inversion” generally occurs when a non-U.S. corporation acquires “substantially all” of the equity interests in, or the assets of, a U.S. corporation or partnership, if, after the acquisition, former equity holders of the U.S. corporation or partnership own a specified level of stock in the non-U.S. corporation. The tax consequences of these rules depend upon the percentage identity of stock ownership that results. Generally, in the “80-percent identity” transactions, i.e. former equity holders of the U.S. corporation owns 80% or more of the equity of the non-U.S. acquiring entity (excluding certain equity interests), the tax benefits of the inversion are limited by treating the non-U.S. acquiring entity as a domestic entity for U.S. tax purposes, DevvStream Holdings Inc. is subject to both Canadian and US tax. Note, the ownership percentage is computed under section 7874 which varies from legal ownership.

Management is of the view that a corporate inversion has resulted from the RTO transaction completed on November 4, 2022. Management has determined that DevvStream Holdings Inc. is subject to the “80 percent” identity with respect to the transactions undertaken. The tax implication resulting from this transaction would be annual filing of US corporate income tax return and additional withholding tax payment to IRS on future distribution to minority shareholders.

17.	Segmented information

The Company operates in one reportable operating segment – the development and monetization of environmental assets. All of the Company’s revenue during the year ended July 31, 2025 are attributable to the operating segment of development and monetization of environmental assets. The Company’s assets are located in Canada.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
18.	Commitments and contingencies

•
On September 12, 2023, the Company amended its existing strategic partnership agreement with Devvio, a related party. The Company has committed to making specific payments to Devvio. They will provide a minimum advance of $1,000,000 by August 1, 2024, followed by $1,270,000 by August 1, 2025 and August 1, 2026. Additionally, starting from 2027, if advance royalty payments fall below $1,000,000 in any year, Devvio has the right to terminate the Strategic Partnership Agreement.  On July 8, 2024, the parties further amended the agreement such that the minimum advances extended by one year and are now due as follows: $1,000,000 by August 1, 2025, followed by $1,270,000 by August 1, 2026 and August 1, 2027. Additionally starting in calendar year 2028, if advance royalty payments fall below $1,000,000 in any year, Devvio has the right to terminate the Strategic Partnership Agreement. The agreement is subsequently amended on October 28, 2025 to eliminate the aforementioned payment obligations (Note 20).

•
On February 16, 2024, the Company entered into a licensing agreement with Greenlines Technology Inc. for the use of certain technologies. The Company has agreed to pay $42,000 within 15 days of the closing of the BCA. Such amount was paid on November 26, 2024. Commencing January 1, 2025, the Company has agreed to pay an annual fee of $12,000 of the first day of each calendar year for the use of the technology. The amounts due on January 1, 2025 are yet to be paid as of July 31, 2025. The Company has accrued $7,000 in connection with the annual fee payable as of July 31, 2025.

•
On October 29, 2024, the Company entered into the ELOC Agreement with Helena I (Note 7). Following the closing of the De-SPAC Transaction and the Helena I Registration Statement becoming effective, the Company is to issue to Helena I common shares equal to $125,000 divided by the greater of (i) the lowest one-day VWAP during the five trading days immediately preceding the effectiveness date of such Registration Statement and (ii) $7.50. The Company issued 16,666 shares in satisfaction of this commitment on March 17, 2025.

•
On November 13, 2024, the Company entered into a strategic consulting agreement with Focus Impact Partners, pursuant to which the Focus Impact Partners will provide the Company with certain consulting services (“Strategic Consulting Agreement”) in consideration of an annual consulting fee of $500,000, which will be payable in quarterly installments of $125,000 starting with an initial payment for the period beginning December 31, 2023. Fees due under the Strategic Consulting Agreement shall accrue and not be payable until (a) the Company has successfully raised $5,000,000 in outside debt and/or equity capital, cumulatively since the period beginning December 31, 2023 or (b) the Company has 2 or more consecutive quarters of positive cash flow from operations. As of July 31, 2025, neither condition has been met. DevvStream Corp. will pay the Focus Impact Partners additional consulting fees as to be mutually agreed consistent with market practice in connection with any acquisition, merger, consolidation, business combination, sale, divestiture, financing, refinancing, restructuring or other similar transaction. The Strategic Consulting Agreement has a term of three years unless terminated early with at least 120 days advance notice and will be automatically extended for successive one-year periods at the end of each year unless either party provide a written notice of its desire not to automatically extend at least 120 days prior to the end of each year during the term of the Strategic Consulting Agreement.

•
Holders of the Company’s common stock, including Focus Impact Sponsor and historical holders of Devv Holdings, as well as holders of SPAC Warrants are entitled to registration rights pursuant to registration rights agreements signed prior to the RTO, requiring the Company to register such securities for resale. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
18. Commitments and contingencies (continued)
•
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other measures, a new U.S. federal 1% excise tax on certain repurchases, including redemptions, of stock by publicly traded domestic corporations in the U.S.. The excise tax is imposed on the repurchasing corporation and the amount of the excise tax is generally 1% of the fair market value of the stock repurchased. However, for the purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. During 2024, the IRS issued final regulations with respect to the timing and payment of excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company is currently evaluating its obligations with respect to this provision of the IR Act. As the Company was formerly a special purposes acquisition corporation, redemption of shares by shareholders took place prior to the Initial Business Combination. The Company accrued $2,410,973 in excise taxes payable (Note 8), however has not made a payment as of July 31, 2025. If the Company is unable to pay its obligations in full, it may be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

•
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At July 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

19.	Retrospective adjustments

Presentation of historical number of equity instruments, weighted average number of shares outstanding, exercise price of equity instruments and conversion price of convertible instruments for the year ended July 31, 2024 were retrospectively adjusted, as a result of the following events:
•	the De-SPAC transaction (Note 4) on November 6, 2024, which effected a consolidation of the historical equity of Devv Holdings by the Common Conversion Ratio, i.e., 1 for 0.152934; and,
•	the reverse stock split (Note 20) on August 8, 2025, with the effect of a one-for-ten reverse split.

This results in an aggregate consolidation of historical number of shares by a factor of 1-to-0.0152934, with the inverse impact on exercise prices and conversion prices (the “Retrospective Impact”).

A summary of the impact of the retrospective adjustments are as follows:

Common shares outstanding

The number of common shares outstanding presented on the consolidated balance sheet and in Note 13(b) were adjusted as follows:

SVS and MVS of Devv Holdings in issue as of July 31, 2024 were replaced by the issuance of common shares of the Company upon the De-SPAC transaction (Note 4), on the basis of the Common Conversion Ratio.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
19.	Retrospective adjustments (continued)

29,603,123 SVS and 4,650,000 MVS were outstanding as of July 31, 2024. Each MVS was the equivalent of 10 SVS. The Company had an effective amount of 76,103,123 SVS outstanding, which was consolidated to be 1,163,871 common shares outstanding upon accounting for the Retrospective Impact.

28,419,790 SVS and 4,650,000 MVS were outstanding as of July 31, 2023. Each MVS was the equivalent of 10 SVS. The Company had an effective amount of 74,919,790 SVS outstanding, which was consolidated to be 1,145,774 common shares outstanding upon accounting for the Retrospective Impact.

Shares issued during the year ended July 31, 2024

The number of shares issued during the year ended July 31, 2024 presented on the consolidated statement of changes in shareholders’ deficiency and in Note 13(b) were adjusted as follows:

During the year ended July 31, 2024, 1,183,333 SVS were issued for warrant exercises. Accounting for the Retrospective Impact, it is equivalent to the issuance of 18,097 common shares.

Weighted average number of shares – basic and diluted, for the year ended July 31, 2024

The below is the calculation of the weighted average number of shares of the Company for the year ended July 31, 2024, as presented in the consolidated statement of operations, before and after accounting for the Retrospective Impact:

For the year ended July 31, 2024	As presented in prior year	Retrospective Impact
SVS outstanding, July 31, 2023	28,419,790	-
MVS outstanding, July 31, 2023	4,650,000	-
Common shares outstanding, July 31, 2023	-	1,145,774
Effect of shares issued for warrant exercises	1,125,318	17,210
Weighted average number of shares outstanding	34,195,108	1,162,984

Conversion terms of convertible debentures

The conversion terms of convertible debentures (Note 9) for the Devvio Tranche, Focus Impact Partners Convertible Debt, and Envviron Tranche are adjusted such that the conversion prices are multiplied by a factor of 10, as a result of the reverse stock split (Note 20). The figures are not adjusted for the impact of the De-SPAC (Note 4), as such conversion terms are set up such that such prices were on the basis of prior to the application of the Common Conversion Ratio.

Conversion terms of mandatory convertible debentures

The conversion terms of mandatory convertible debentures (Note 10) are adjusted such that the conversion prices are multiplied by a factor of 10, as a result of the reverse stock split (Note 20). The figures are not adjusted for the impact of the De-SPAC (Note 4), as such conversion terms are set up such that such prices were on the basis of prior to the application of the Common Conversion Ratio.

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
19.	Retrospective adjustments (continued)

Share purchase warrants

The below sets forth the movement of the number of share purchase warrants, in Note 13(c), during the year ended July 31, 2024, before and after the application of the Retrospective Impact:

Number of warrants	Prior to Retrospective Impact	After Retrospective Impact
Balance, July 31, 2023	9,872,351	150,908
Exercised	(1,183,333)	(18,097)
Balance, July 31, 2024	8,689,018	132,811

The weighted average exercise prices are correspondingly adjusted through the application of the Retrospective Impact, and are translated to be presented in US dollars using the prevailing foreign exchange rates on the balance sheet dates and exercise dates.

Stock options

The below sets forth the movement of the number of stock options, in Note 13(d), during the year ended July 31, 2024, before and after the application of the Retrospective Impact:

Number of stock options	Prior to Retrospective Impact	After Retrospective Impact
Balance, July 31, 2024	4,105,000	62,772
Exercisable, July 31, 2024	2,190,250	33,496

The weighted average exercise prices are correspondingly adjusted through the application of the Retrospective Impact, and are translated to be presented in US dollars using the prevailing foreign exchange rates on July 31, 2024.

Restricted stock units

The below sets forth the movement of the number of RSUs, in Note 13(e), during the year ended July 31, 2024, before and after the application of the Retrospective Impact:

Number of RSUs	Prior to Retrospective Impact	After Retrospective Impact
Balance, July 31, 2023	6,780,000	103,686
Exercised	1,163,572	17,789
Balance, July 31, 2024	7,943,572	121,475

DevvStream Corp. Notes to Consolidated Financial Statements (Expressed in United States dollars) For the years ended July 31, 2025 and 2024
20.	Subsequent events

Issuance of shares

In August 2025, the Company issued 300,000 shares in accordance with the ELOC Agreement with Helena I (Note 7) for gross proceeds of $756,607. $189,152 of the gross proceeds are used to repay the Crypto Strategy Convertible Debt (Note 9).

Reverse stock split

On August 8, 2025, the Company completed a reverse stock split of the Company’s common stock at a ratio of one-for-ten basis. All current and comparative references to the number of common stock, warrants, options, RSUs, weighted average number of common stock, and loss per share have been retrospectively adjusted to give effect to this reverse stock split.

Amendment to strategic partnership agreement with Devvio

On October 28, 2025, the Company further amended the strategic partnership agreement with Devvio (Note 18) such that the rights and obligations under the existing strategic partnership agreement relating to royalty payments, with the exception of confidentiality obligations in the amendment, are fully settled, discharged and of no further force or effect.

The strategic partnership agreement is amended to establish a strategic token program between the parties, whereby the Company agrees to purchase DevvE tokens annually in the amount of $1,000,000 in 2025, and $1,270,000 in each of 2026 and 2027 (the “Purchase Amounts”). The amount of DevvE tokens purchased will be determined by 10-day VWAP price (the “Purchase Price”). In connection with the purchases, the Company will also receive warrants to acquire additional DevvE tokens equal to 25% of the Purchase Amounts, exercisable at the same Purchase Price, for 3 years from each purchase date.

Exhibit Index

Exhibit Number	Description
2.1†*
Business Combination Agreement, dated as of September 12, 2023, by and among FIAC, Focus Impact Amalco Sub Ltd., and DevvStream Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by FIAC on September 13, 2023).

2.2*
First Amendment to the Business Combination Agreement, dated as of May 1, 2024, by and among FIAC, Focus Impact Amalco Sub Ltd., and DevvStream Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by FIAC on May 2, 2024).

2.3*
Amendment No. 2 to Business Combination Agreement, dated as of August 10, 2024, by and among FIAC, Amalco Sub and DevvStream (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by FIAC on August 12, 2024).

2.4*
Waiver to Certain Business Combination Conditions Precedent, dated October 29, 2024, by and between FIAC, Amalco Sub and DevvStream (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed by FIAC on October 29, 2024).

3.1*	Certificate of Continuance of the Company.
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by DevvStream on August 7, 2025).
3.3*	By-Laws of the Company.
4.1*	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed by FIAC on June 3, 2021).
4.2*
Warrant Agreement, dated November 1, 2021, by and between FIAC and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by FIAC on November 1, 2021).

4.3*	Specimen Common Shares Certificate of DevvStream Corp.
5.1*	Opinion of McMillan LLP as to the validity of shares of Common Shares.
10.1*
Strategic Partnership Agreement, dated November 28, 2021, between Devvio, Inc. and DevvESG Streaming, Inc. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, filed by FIAC on December 4, 2023).

10.2*
Amendment No. 1 to the Strategic Partnership Agreement, dated November 30, 2021, between Devvio, Inc. and DevvESG Streaming, Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4, filed by FIAC on December 4, 2023).

10.3*
Amendment No. 2 to the Strategic Partnership Agreement, dated September 12, 2023, between Devvio, Inc. and DevvStream, Inc. (f/k/a DevvESG Streaming, Inc.) (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4, filed by FIAC on December 4, 2023).

10.4+*	DevvStream Corp. 2024 Equity Incentive Plan (incorporated by reference to Annex F to the Prospectus on Form 424B3, filed by FIAC on August 9, 2024).
10.5*	Form of DevvStream Corp. Indemnification Agreement (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4, filed by FIAC on July 10, 2024).
10.6*
Amendment No. 3 to the Strategic Partnership Agreement, dated July 8, 2024, between Devvio, Inc. and DevvStream, Inc. (f/k/a DevvESG Streaming, Inc.) (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4, filed by FIAC on July 10, 2024).

10.7*
Sponsor Side Letter, dated as of September 12, 2023, by and among FIAC and Focus Impact Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by FIAC on September 13, 2023).

10.8*
Amendment No. 1 to the Sponsor Side Letter, dated as of May 1, 2024, by and among FIAC and Focus Impact Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by FIAC on May 2, 2024)

10.9*
Amendment No. 2 to Sponsor Letter Agreement, dated October 29, 2024, by and between FIAC and the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by FIAC on October 29, 2024).

Exhibit Number	Description
10.10*
Contribution and Exchange Agreement, dated October 29, 2024, by and among FIAC, DevvStream and Crestmont (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by FIAC on October 29, 2024).

10.11*	Form of PIPE Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by FIAC on October 29, 2024).
10.12*	Form of Carbon Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by FIAC on October 29, 2024).
10.13*	Amended and Restated Registration Rights Agreement, dated November 6, 2024, by and among FIAC, the Sponsor and certain other legacy DevvStream holders.
10.14*
Registration Rights Agreement, dated October 29, 2024, by and between FIAC and Karbon-X Corp (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by FIAC on October 29, 2024).

10.15*
Form of Company Support & Lock-Up Agreement, by and between FIAC, the Sponsor and certain other legacy DevvStream holders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by FIAC on September 13, 2023).

10.16*
Purchase Agreement, dated October 29, 2024, by and between FIAC, Helena Global Investment Opportunities I Ltd. and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed by FIAC on October 29, 2024).

10.17+*	Employment Agreement, dated November 6, 2024, between DevvStream Corp. and Sunny Trinh.
10.18+*	Employment Agreement, dated November 6, 2024, between DevvStream Corp. and Chris Merkel.
10.19*	Strategic Consulting Agreement, dated November 13, 2024, by and between DevvStream Corp. and Focus Impact Partners, LLC.
10.20*	Form of New Convertible Note.
10.21*
Security Agreement, dated December 18, 2024, by and among DevvStream Corp., Focus Impact Sponsor, LLC and Focus Impact Partners, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by FIAC on December 19, 2024).

10.22*	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by on July 22, 2025).
10.23*	Form of Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by on July 22, 2025).
10.24*	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by on July 22, 2025).
10.25*	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by on July 22, 2025).
10.26*	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by on July 22, 2025).
10.27*	Amendment to Rights Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by on August 21, 2025).
10.28*	Crypto Control Account Agreement (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1/A, on September 30, 2025).
10.29*	Master Purchase Agreement (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1/A, on September 30, 2025).

10.30*	Custodial Agreement (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1/A, on September 30, 2025)..
10.31†*	Consulting Agreement with FRNT (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1/A, on September 30, 2025)..
10.32	Amendment to Securities Purchase Agreement dated October 27, 2025 by and between the Company and Helena Global Investment Opportunities I Ltd..
10.33	Amendment to Promissory Note dated October 27, 2025 by and between the Company and Helena Global Investment Opportunities I Ltd.
10.34*
Fourth Amendment to Strategic Partnership Agreement, dated October 27, 2025, between Devvio, Inc. and DevvStream, Inc. (f/k/a DevvESG Streaming, Inc.) (incorporated by reference to Exhibit 10.1 to the to the Current Report on Form 8-K, filed by on November 3, 2025).

14.1*	Company’s Code of Business Conduct and Ethics.
21.1*	List of Subsidiaries of the Company.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Policy Relating to Recovery of Erroneously Awarded Compensation.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Previously filed.
+	Indicates management contract or compensatory plan.
†
Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.