Form 10-Q
period 2025-10-31
DevvStream Corp.
filed 2025-12-16
CIK 1854480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

As of December 15, 2025, 4,380,012 common shares were issued and outstanding.

DEVVSTREAM CORP.
Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

DevvStream Corp.
Condensed Consolidated Interim Financial Statements
(Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
(unaudited)

On August 8 2025, the Company effected a 1-for-10 reverse stock split of its outstanding common stock. All share and per share amounts in these consolidated financial statements and related footnotes have been retroactively adjusted to reflect the reverse stock split for all periods presented, unless otherwise indicated (the “Reverse Stock Split”).

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited - Expressed in United States dollars)

As at	October 31, 2025	July 31, 2025

ASSETS
Current assets
Cash	$819,076	$3,446,111
Trade receivable	7,040	7,360
GST receivable	151,775	140,646
Corporate taxes receivable	171,573	171,573
Deferred financing costs	138,720	138,720
Prepaid expenses	292,917	175,896
Deposit on carbon credits purchase	173,649	173,649
Carbon credits	82,822	83,672
Total current assets	1,837,572	4,337,627

Restricted cash	1,280,000	6,405,000
Cryptocurrencies – restricted	4,715,853	-
Deferred financing costs, long-term	137,960	172,925
Deposit on carbon credits purchase, long-term	247,754	247,754
Investment in associate	618,422	707,989
Total assets	$8,837,561	$11,871,295

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$10,125,915	$10,682,665
Accounts payable and accrued liabilities – related parties	226,410	794,990
Convertible debentures	379,703	375,027
Derivative liabilities	74,000	72,500
Warrant liabilities	3,343,175	5,626,473
Stock option liabilities	61,506	133,465
Stop loss provision liabilities	1,094,765	1,065,235
Total current liabilities	15,305,474	18,750,355

Convertible debentures, long term	8,812,477	8,800,339
Convertible debentures – related parties, long term	4,052,638	3,914,146
Total liabilities	28,170,589	31,464,840

Shareholders’ deficiency
Common shares (No par value, unlimited common shares authorized; 3,841,642 common shares issued and outstanding) (July 31, 2025 – 3,541,668)	-	-
Additional paid in capital	14,956,881	14,174,914
Subscription receivable	(20,000)	(20,000)
Accumulated other comprehensive income	45,097	45,001
Deficit	(34,315,006)	(33,793,460)
Total shareholders’ deficiency	(19,333,028)	(19,593,545)
Total liabilities and shareholders’ deficiency	$8,837,561	$11,871,295

Going concern (Note 2(b))
Commitments and contingencies (Note 17)
Subsequent events (Note 18)

See accompanying notes to the condensed consolidated interim financial statements.

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - Expressed in United States dollars)
For the three months ended October 31,	2025	2024

Revenue	$1,100	$-
Cost of sales	(1,884)	-
Gross profit	(784)	-

Operating expenses
Sales and marketing	49,038	271,895
Depreciation	-	361
General and administrative	578,567	57,335
Professional fees	1,163,650	1,409,373
Salaries and wages	(4,550)	488,258
Total operating expenses	(1,786,705)	(2,227,222)

Other income (expenses)
Staking income	14,334	-
Interest expense	(271,200)	(12,740)
Accretion expense	(230,015)	(44,565)
Change in fair value of derivative liabilities	(1,500)	(1,348,350)
Change in fair value of warrant liabilities	2,283,298	(488,132)
Change in fair value of mandatory convertible debentures	-	70,500
Stop-loss provision loss	(29,530)	-
Equity loss on investment in associate	(89,567)	-
Gain on share settlement	-	(8,377)
Gain on settlement of debt	17,007	-
Loss on revaluation of cryptocurrencies	(423,481)	-
Foreign exchange gain (loss)	(3,403)	2,452
Net loss	$(521,546)	$(4,056,434)

Other comprehensive loss
Foreign currency translation	96	1,495
Net loss and comprehensive loss	(521,450)	(4,054,939)

Weighted average number of shares outstanding - Basic and diluted	3,753,604	1,165,115

Loss per share – Basic and diluted	$(0.14)	$(3.48)

See accompanying notes to the condensed consolidated interim financial statements.

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
(Unaudited - Expressed in United States dollars)

	Number of Shares	Additional Paid-in Capital	Subscription receivable	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficiency)
Balance, July 31, 2024	1,163,871	$13,321,266	$-	$(21,726,229)	$43,553	$(8,361,410)
Share based compensation - RSUs	-	126,343	-	-	-	126,343
Share based compensation - Options	-	80,893	-	-	-	80,893
Warrants reclassified to liabilities on change in functional currency	-	(454,571)	-	-	-	(454,571)
Shares issued for warrant exercises	9,176	389,729	-	-	-	389,729
Conversion of mandatory convertible debentures	2,244	49,500	-	-	-	49,500
Shares for settlement of debt	1,596	47,904	-	-	-	47,904
Foreign currency translation	-	-	-	-	1,495	1,495
Net loss	-	-	-	(4,056,434)	-	(4,056,434)
Balance, October 31, 2024	1,176,887	$13,561,064	$-	$(25,782,663)	$45,048	$(12,176,551)

Balance, July 31, 2025	3,541,668	$14,174,914	$(20,000)	$(33,793,460)	$45,001	$(19,593,545)
Cancellation of shares	(26)	-	-	-	-	-
Share based compensation - RSUs	-	41,895	-	-	-	41,895
Share based compensation - Options	-	18,437	-	-	-	18,437
Shares issued for ELOC drawdown	300,000	756,600	-	-	-	756,600
Amortization of deferred financing costs	-	(34,965)	-	-	-	(34,965)
Foreign currency translation	-	-	-	-	96	96
Net loss	-	-	-	(521,546)	-	(521,546)
Balance, October 31, 2025	3,841,642	$14,956,881	$(20,000)	$(34,315,006)	$45,097	$(19,333,028)

See accompanying notes to the condensed consolidated interim financial statements.

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in United States dollars)
For the period ended October 31,	2025	2024
Operating activities
Net loss for the period	$(521,546)	$(4,056,434)
Items not affecting cash:
Depreciation	-	361
Share based compensation	60,332	207,236
Change in fair value of derivative liabilities	1,500	1,348,350
Change in fair value of mandatory convertible debentures	-	(70,500)
Change in fair value of warrant liabilities	(2,283,298)	488,132
Change in fair value of stock option liabilities	(71,959)	-
Staking income	(14,334)	-
Loss on revaluation of cryptocurrencies	423,481	-
Loss on investment in associate	89,567	-
Loss on settlement of accounts payable	-	8,377
Stop-loss provision loss	29,530	-
Accrued interest	271,200	12,740
Accretion expense	230,015	44,565
Retirement of carbon credits	50,000	-
Changes in non-cash working capital items:
Trade receivable	320	-
GST receivable	(11,129)	(9,898)
Carbon credits	(49,150)	-
Prepaid expenses	(117,021)	3,708
Accounts payable and accrued liabilities	(1,125,330)	1,872,262
Net cash used in operating activities	(3,037,822)	(151,101)

Investing activities
Purchase of cryptocurrencies	(5,125,000)	-
Net cash used in investing activities	(5,125,000)	-

Financing activities
Proceeds from convertible debentures	-	55,650
Proceeds from warrant exercise	-	86,237
Proceeds from ELOC drawdown	567,455	-
Repayment of convertible debentures	(156,764)	-
Net cash provided by financing activities	410,691	141,887

Effect of exchange rate changes on cash	96	1,493

Net decrease in cash	(7,752,035)	(7,721)
Cash, Beginning	9,851,111	21,106
Cash, Ending	$2,099,076	$13,385

Presented as:
Cash	$819,076	$13,385
Restricted cash	1,280,000	-
Cash, Ending	$2,099,076	$13,385

Supplemental information:
Taxes paid	$-	$-
Interest paid	$-	$-
Fair value of warrants exercised	$-	$303,492
Repayment of convertible debentures from ELOC drawdown proceeds	$189,145	$-

See accompanying notes to the condensed consolidated interim financial statements.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024

1.	Nature of operations

DevvStream Corp. (formerly Focus Impact Acquisition Corp.) (the “Company” or “Devv Corp.”) is a company existing under the Business Corporations Act of Alberta, Canada. The head office is located at 2133 – 1177 West Hastings Street, Vancouver, BC V6E 2K3 and its records and registered office is located at 2108 N St., Suite 4254, Sacramento, CA 95816.

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

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions in  Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”), effective for the three months ended October 31, 2025.

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

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended July 31, 2025. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

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
For the three months ended October 31, 2025 and 2024
2.	Basis of preparation (continued)

(b)	Going concern

These unaudited condensed consolidated interim financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. As at October 31, 2025, the Company has a working capital deficit, has incurred negative cash flows and losses since inception, and has generated limited revenues to date. The Company’s ability to continue its operations, realize its assets at their carrying values and discharge its liabilities is dependent upon its ability to raise adequate financing from external sources and generate profits and positive cash flows from operations.

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

As of October 31, 2025, the Company’s subsidiaries were:

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

A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to control the entity's activities or do not substantially participate in the gains and losses of the entity. Upon inception of a contractual agreement, and thereafter, if a reconsideration event occurs, the Company performs an assessment to determine whether the arrangement contains a variable interest in an entity and whether that entity is a VIE. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Where the Company concludes that it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
2.	Basis of preparation (continued)

(e)	Functional and presentation currencies

Effective August 1, 2024, the Company reassessed its functional currency and the functional currency of its subsidiaries due to changes in underlying transactions, events, and conditions. As a result of this reassessment, the Company determined that its functional currency changed from the Canadian dollar (“CAD$”) to the United States dollar (“US$”) for Devv Holdings and DESG. Finco’s functional currency remained CAD$. This change aligns with the business's future focus and the effective date of the Devv Corp.'s Form S-4 Registration Statement with the SEC, a crucial part of the De-SPAC transaction closing. The change in functional currency was accounted for prospectively from August 1, 2024, with no impact on prior year comparative information. Upon the change in functional currency on August 1, 2024, 121,995 of the Company’s warrants which had strike prices denominated in CAD$ were reclassified as warrant liabilities (Note 11). Determining the functional currency involved significant judgments to assess the primary economic environment in which the Company operates, including factors such as the currency of underlying transactions, the location of key operations, and the currency of expected cash flows.

The Company’s presentation currency is and continues to be the United States dollar.

(f)	Use of estimates and judgments

In preparing these condensed consolidated interim financial statements, management has made judgements, estimates and assumptions that affect the applicability of the Company’s accounting policies.  In preparing these condensed consolidated interim financial statements, the significant estimates and critical judgments were the same as those applied to the audited consolidated financial statements as at and for the year ended July 31, 2025.

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
For the three months ended October 31, 2025 and 2024
3.	Significant accounting policies

The significant accounting policies applied in the preparation of these condensed consolidated interim financial statements are consistent with the accounting policies disclosed in the Company’s audited consolidated financial statements for the year ended July 31, 2025.

The following accounting policies have been updated or included to reflect transactions occurring during the current interim period:

(a)	Cryptocurrencies

The Company accounts for cryptocurrencies as indefinite-lived intangible assets in accordance with ASC 350-60. Cryptocurrencies are initially recorded at cost and subsequently measured at fair value at each reporting date based on quoted prices in active markets, with changes in fair value recognized in earnings in accordance with ASC 350-60-35 and ASC 820. Cryptocurrencies are not amortized.

Cryptocurrency holdings are classified as non-current assets when they are restricted as collateral for long-term obligations or when the Company does not expect to liquidate the assets within twelve months, consistent with ASC 210-10-45. The Company may delegate certain cryptocurrency holdings to blockchain validators to earn staking rewards; such delegation does not result in derecognition of the underlying tokens because the Company retains control of the assets. Staking rewards are recognized in earnings when earned and measured at fair value on the date earned.

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

Historical presentation of number of shares, warrants, options, and RSUs outstanding, weighted average number of shares outstanding, and exercise price of equity instruments, that are presented elsewhere in the condensed consolidated financial statements, including the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of changes in shareholders’ deficiency, and Note 10 and 13, are retrospectively adjusted to reflect the application of the Common Conversion Ratio, with exercise price of warrants and options, and conversion price of convertible debentures adjusted by the inverse of the Common Conversion Ratio. This is further adjusted by a one-for-ten reverse stock split that took place on August 8, 2025.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
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

The excess of the fair value of the shares issued over the value of the net monetary assets acquired has been recognized as a reduction in equity.

The purchase price is allocated as follows:

Fair value of shares retained by former shareholders of the Company (515,920 post 1:0.9692 consolidation shares at $6.10 (CAD$8.50))	$3,147,117
Fair value of replacement warrants of the Company	7,196,286
Total consideration	$10,343,403

Net assets (liabilities) acquired of the Company:
Cash and cash equivalents	$1,661,645
Accounts payable and accrued liabilities	(11,867,129)
Promissory note payable (Note 10)	(3,000,000)
Total net assets (liabilities)	$(13,205,484)

Reduction to additional paid in capital as a result of the recapitalization	$23,548,887

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
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

Stop-loss provision

All of the agreements contain adjustment clauses whereby if the Company’s share price falls below the respective purchase prices outlined in the agreements, in the next 12 to 18 months, the Company is obligated to issue additional shares to cover the shortfall. The Company has assessed that the potential liability associated with the stop-loss provision for carbon credits received as of October 31, 2025 is $1,094,765.

Deposit on carbon credits

Consideration paid of $421,403 related to the future delivery of carbon credits is recorded as a deposit on carbon credits, of which $271,403 relate to a contract containing a stop-loss provision. The stop-loss provision related to these contracts has not been recognized. As there is not yet certainty to the delivery of the credits, the obligation to issue additional shares is not probable as at October 31, 2025.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
5.	Carbon credits (continued)

Retirement of carbon credits

On June 20, 2025, the Company entered into an agreement to purchase 16,500 carbon credits from a vendor at a unit price of $6.06, for a total purchase consideration of $100,000. Under the terms of the agreement, the vendor is required to retire 50% of the credits on behalf of the Company within five (5) days of payment confirmation, and transfer the remainder to the Company. As of October 31, 2025, full consideration of $100,000 has been paid. On August 14, 2025, the vendor retired 50% of the purchased credits (8,250 credits) on behalf of the Company to offset the Company’s carbon footprints. Accordingly, an environmental expense of $50,000 has been recorded during the three months ended October 31, 2025. However, as of date of financial statements, the remaining 8,250 carbon credits have not yet been transferred or delivered to the Company.

6.	Cryptocurrencies

The Company holds cryptocurrency assets and related cash balances with Bitgo Trust Company, Inc., a cryptocurrency exchange which is a South Dakota chartered trust company. These holdings are subject to collateral requirements associated with the Company’s convertible debentures issued to Helena, the proceeds of which were used to fund the Bitgo account (Note 10).

Under the terms of this financing arrangement, all cryptocurrency and cash maintained with Bitgo are restricted to secure the Helena convertible debt until the fair value of the Company’s cryptocurrency holdings exceeds US$20 million (the “Threshold Amount”). Helena also maintains first preference claim on the Company’s assets until the Threshold Amount is met. Once the Threshold Amount is achieved, only cryptocurrency holdings up to US$20 million in a segregated account remain pledged as security; however, as of October 31, 2025, the Threshold Amount had not been met, and all cryptocurrency and cash balances remained fully restricted.

Cryptocurrencies are accounted for as indefinite-lived intangible assets in accordance with ASC 350-60 and are subsequently measured at fair value, with changes in fair value recognized in earnings in accordance with ASC 350-60-35 and ASC 820. Fair value is determined using quoted prices in active markets.

Activity in cryptocurrency holdings during the three months ended October 31, 2025 was as follows (in USD):

	Bitcoin	Solana	Total
Balance, August 1, 2025	$-	$-	$-
Purchases	2,562,500	2,562,500	5,125,000
Staking income earned	-	14,334	14,334
Fair value loss	(127,172)	(296,309)	(423,481)
Balance, October 31, 2025	$2,435,328	$2,280,525	$4,715,853

As at October 31, 2025, the Company held 22.229041 BTC and 12,181.64 SOL, with fair values of $109,556.16 per BTC and $187.21 per SOL. The Company also held $1,280,000 in cash in the Bitgo account (Note 10). All cryptocurrency and cash balances are presented as non-current assets, as management does not expect to liquidate these assets within the next twelve months and the balances are pledged as collateral for long-term debt, in accordance with ASC 210-10-45.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
6.	Cryptocurrencies (continued)

The Company participates in staking activities for Solana. Staked Solana remains recognized as an asset of the Company because delegation to validators does not transfer control of the underlying tokens, and the criteria for derecognition under ASC 350-10-40 are not met. Staking rewards are recognized in earnings when earned and measured at fair value on the date earned. During the period, the Company earned 70.66 SOL, with a total fair value of $14,334.

7.	Investment in associate

On November 6, 2024, the Company received 2,000,000 shares in FCS, in connection with an agreement to acquire a stake in FCS in exchange for 200,000 shares of the Company that was entered into on October 28, 2024. At the time of acquisition, the 2,000,000 shares of FCS received by the Company represented 50% of shares outstanding, and the initial balance of investment was determined to be $1,220,000 being the fair value of the shares issued by the Company in consideration for the exchange. As at October 31, 2025, the Company’s share of ownership remained at 50%. Management assessed that the Company has significant influence over FCS based on its share of ownership, and that the investment should be accounted for using the equity method of accounting.

Summarized financial information of FCS and a reconciliation of the carrying amount of the investment set forth in the consolidated balance sheets are set out below:

Summarized balance sheet

October 31, 2025
ASSETS
Cash	$162
Due from related parties	123,075
Start-up costs, net	101,859
Total assets	$225,096

LIABILITIES
Accounts payable and accrued liabilities	$255,875
Convertible notes	1,303,875
Total liabilities	$1,559,750

Summarized statement of loss

For the three months ended October 31, 2025
Operating expenses
General and administrative expenses	$2,339
Guaranteed payments	150,899
Legal and professional fees	1,337
Travel	1,241
Amortization	5,493
Total operating expenses	(161,309)

Interest expenses	(17,825)
Net loss	$(179,134)
Company’s ownership	50%
Company’s share of loss	$(89,567)

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
7.	Investment in associate (continued)

A continuity of the Company’s investment in associate is as follows:

Balance as at July 31, 2024	$-
Investment by the Company	1,220,000
Company’s share of loss	(512,011)
Balance as at July 31, 2025	$707,989
Company’s share of loss	(89,567)
Balance as at October 31, 2025	$618,422

8.	Equity Line of Credit (“ELOC”)

On October 29, 2024, the Company entered into the ELOC Agreement with Helena Global Investment Opportunities I Ltd (“Helena I”). Under the ELOC Agreement, the Company will have the right to issue and to sell to Helena I from time to time, up to $40,000,000 of the Company’s common shares following the closing of the De-SPAC Transaction and the effectiveness of the registration statement registering the Company’s common shares being sold under the ELOC Agreement (the “Helena I Registration Statement”). As a commitment fee in connection with the execution of the ELOC Agreement, 50,000 shares of the Company was issued upon closing of the De-SPAC transaction. Following the closing of the De-SPAC Transaction and the Helena I Registration Statement becoming effective, the Company issued to Helena I common shares equal to $125,000 divided by the greater of (i) the lowest one-day VWAP during the five trading days immediately preceding the effectiveness date of such Registration Statement and (ii) $7.50. On March 17, 2025, the Company issued 16,666 shares in satisfaction of this obligation.

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

On December 3, 2025, the Company entered a side letter with Helena I, amending the terms of the Company’s existing convertible note and ELOC Agreement. The amendment places temporary limits on Helena’s sales of conversion shares, subject to trading-volume conditions, and requires the Company to submit advance notices sufficient to receive at least $7,500,000 in net proceeds under the ELOC prior to February 28, 2026 (Note 18).

As at October 31, 2025, $4,084,681 have been drawn against the ELOC through the issuance of 1,145,700 shares. During the three months ended October 31, 2025, $756,600 has been drawn against the ELOC through the issuance of 300,000 shares (Note 13).

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
9.	Accounts payable and accrued liabilities

	October 31, 2025	July 31, 2025
Accounts payable	$1,033,268	$1,113,372
Accrued liabilities	6,582,418	7,059,064
Excise taxes payable	2,410,973	2,410,973
Income taxes payable	99,256	99,256
	10,125,915	10,682,665
Accounts payable, related parties	96,410	271,919
Accrued liabilities, related parties	130,000	523,071
	$10,352,325	$11,477,655

10.	Convertible debentures

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
10.	Convertible debentures (continued)

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

Upon the crystallization of the conversion price, the conversion option met the definition of equity under Topic 815 and bifurcation is no longer required.  The fair value of the conversion option was remeasured on November 6, 2024 to be $176,000 and was transferred into equity. The fair value was estimated using the Black-Scholes Option Pricing model using the following assumptions: expected dividend yield - 0%, expected volatility - 275%, risk-free interest rate - 3.10% and an expected remaining life - 0.6 years.

On November 12, 2024, the maturity of the Devvio Tranche was extended to May 30, 2025. As there was no change to the cash flows as a result of this change, the 10% test was not met and therefore, there was no extinguishment of the debt as a result of this change. The Devvio Tranche is outstanding as of October 31, 2025, and the Company is in the process of negotiating a further extension.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
10.	Convertible debentures (continued)

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
10.	Convertible debentures (continued)

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
10.	Convertible debentures (continued)

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

On November 12, 2024, the maturity of the Envviron Tranche are extended to May 30, 2025. As there was no change to the cash flows as a result of this change, the 10% test was not met and therefore, there was no extinguishment of the debt as a result of this change. The Envviron Tranche is outstanding as of October 31, 2025, and the Company is in the process of negotiating a further extension.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
10.	Convertible debentures (continued)

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

Due to the absence of a floor conversion price, the Additional Convertible Debt was determined to be a financial instrument comprising a host debt component and a conversion feature which is an embedded derivative that required bifurcation. On initial recognition, the embedded derivative was valued first, and the residual value was assigned to the host financial debt component. The fair value of the derivative liabilities at issuance was estimated to be $72,500 as valued using the Monte Carlo model. The fair value of the derivative liabilities as at October 31, 2025 was estimated to be $74,000 as valued using the Monte Carlo model.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
10.	Convertible debentures (continued)

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

On July 17, 2025, the Company closed the initial tranche of the Crypto Strategy Convertible Debt in the principal amount of $10,000,000, for gross proceeds of $9,200,000, with a maturity date of January 17, 2027. The Company also incurred $85,000 in transaction costs in connection with the issuance. $6,405,000 of net proceeds are intended for the purchase of cryptocurrencies. As of October 31, 2025, $1,280,000 are held as cash in a segregated account, and are thus presented as restricted cash in the consolidated balance sheet and $5,125,000 has been used for purchase of cryptocurrencies (Note 6).

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
10.	Convertible debentures (continued)

A continuity of the Company’s convertible debentures is as follows:

Balance as at July 31, 2024	$881,544
Issued	13,686,133
Fair value of embedded derivative	(138,250)
Issuance discount	(800,000)
Transaction costs	(85,000)
Repayment	(448,151)
Accretion	346,424
Interest	305,591
Accrued interest transferred to accrued liabilities	(21,129)
Extinguishment	(3,982,650)
Assumed on RTO	3,345,000
Balance as at July 31, 2025	$13,089,512
Repayment	(345,909)
Accretion	230,015
Interest	271,200
Balance as at October 31, 2025	$13,244,818

Breakdown of the Company’s convertible debentures is as follows:

	October 31, 2025	July 31, 2025
Convertible debentures, short-term, related party	$379,703	$375,027
Convertible debentures, long-term, related party	4,052,638	3,914,146
Convertible debentures, long-term	8,812,477	8,800,339
	$13,244,818	$13,089,512

The face value of the convertible debentures as of October 31, 2025 was $13,756,590.

Below is a continuity of the embedded derivative liabilities:

Balance as at July 31, 2024	$919,250
Derivative liability component	138,250
Change in fair value of derivative liabilities	(719,000)
Transferred to equity	(266,000)
Balance as at July 31, 2025	$72,500
Change in fair value of derivative liabilities	1,500
Balance as at October 31, 2025	$74,000

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
10.	Convertible debentures (continued)

The key inputs used in the Monte Carlo model for the derivative liabilities were as follows:

	At initial measurement (for the year ended July 31, 2025)	As at July 31, 2025	As at October 31, 2025
Probability of De-SPAC Transaction closing	90% - 99%	N/A	N/A
Risk-free interest rate	0.61% - 4.25%	2.75%	2.33%
Expected term (years)	0.01 – 2.00	1.63	1.38
Expected annual volatility for the Company	92.5% - 150%	150%	150%
Expected annual volatility for Focus Impact	2.5% - 100%	N/A	N/A
Common conversion ratio	0.063 - 0.1462	N/A	N/A
Foreign exchange rate	0.718 - 0.734	N/A	N/A

As at October 31, 2025, the conversion options attached to the Devvio Tranche, the Focus Impact Partners Convertible Debt, the Envviron Tranche, and the New Convertible Debt meet the definition of equity under Topic 815, and are accordingly no longer presented as derivative liabilities. Only the conversion option attached to the Additional Convertible Debt is presented as derivative liabilities.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
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

Changes to warrant liability during the three months ended October 31, 2025

As at October 31, 2025, the fair value of the liability classified warrants were remeasured at $3,343,175 using the Black-Scholes option pricing model, with the following assumptions (weighted average): expected dividend yield - 0%, expected volatility - 150%, risk-free interest rate – 2.70% and an expected remaining life of 4.02 years.  The Company recognized ($2,283,298) as a change in fair value for the three months ended October 31, 2025.

The following is a continuity of the Company’s derivative warrant liabilities:

Balance as at July 31, 2024	$-
Warrants fair value upon change in functional currency (Note 2)	454,571
Warrants issued upon De-SPAC transaction (Note 4)	7,196,286
Warrants to be issued (mandatory convertible debentures)	7,500
Change in fair value of warrant liabilities (exercised warrants)	162,396
Change in fair value of warrant liabilities (expired warrants)	(25,067)
Fair value of warrants exercised	(303,492)
Change in fair value of warrant liabilities	(1,865,721)
Balance as at July 31, 2025	$5,626,473
Change in fair value of warrant liabilities	(2,283,298)
Balance as at October 31, 2025	$3,343,175

12.	Stock option liabilities

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
12.	Stock option liabilities (continued)

Changes to stock option liability during the three months ended October 31, 2025

As at October 31, 2025, the fair value of the liability classified stock options were remeasured at $61,506 using Black-Scholes option pricing model, with the following assumptions (weighted average): expected dividend yield - 0%, expected volatility - 150%, risk-free interest rate – 2.81% and an expected remaining life of 4.66 years. The Company recognized ($71,959) as a change in fair value for the three months ended October 31, 2025, which is presented within salaries and wages.

The following is a continuity of the Company’s derivative stock option liabilities:

Balance as at July 31, 2024	$-
Stock options fair value upon change De-SPAC transaction (Note 4)	330,090
Change in fair value of stock option liabilities	(196,625)
Balance as at July 31, 2025	$133,465
Change in fair value of stock option liabilities	(71,959)
Balance as at October 31, 2025	$61,506

13.	Share capital

(a)	Authorized

The Company is authorized to issue an unlimited number of common stock without par value.

The Company is authorized to issue an unlimited number of preferred stock, issuable in series in accordance with the Business Corporations Act of Alberta, Canada.

(b)	Shares issued

Shares issued during the three months ended October 31, 2025

In August 2025, the Company issued 300,000 shares in accordance with the ELOC Agreement with Helena I (Note 8) for gross proceeds of $756,600.

Shares issued during the three months ended October 31, 2024

On September 5, 2024, the Company issued 1,596 shares with a fair value of $47,904 in settlement of accounts payable in the amount of $39,527 and recognized a loss on the settlement of $8,377.

In October 28, 2024, the Company issued 2,244 shares with a fair value of $49,500 for the conversion of the mandatory convertible debentures.

On October 29, 2024, the Company issued 9,176 shares for the exercise of 9,176 share purchase warrants, at an exercise price of CAD$13.08 per share for gross proceeds of $86,237. The fair value of the warrants was $303,492.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024

(c)	Share purchase warrants

The continuity of share purchase warrants is as follows:

	Number of warrants	Weighted Average Exercise price	Remaining life (Years)
Balance, July 31, 2024	132,811	$47.23	0.67
Issued on RTO (Note 4)	22,699,987	$1.52	-
Exercised	(9,176)	$9.50	-
Expired	(105,032)	$56.90	-
Balance, July 31, 2025	22,718,590	$1.53	4.27
Balance, October 31, 2025	22,718,590	$1.53	4.02

As at October 31, 2025, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiry date
18,603	CAD$13.08	September 29, 2026
22,699,987*	$1.52	November 6, 2029
22,718,590
*Each warrant exercisable for 0.09692 common stock.

All of the warrants outstanding are liability classified (Note 11).

The Company has 1,122 warrants with an exercise price of CAD$67.30 to be issued as of October 31, 2025.

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
For the three months ended October 31, 2025 and 2024
13.	Share capital (continued)

(c)	Share purchase warrants (continued)

Public Warrants

The Company had agreed that as soon as practicable, but in no event later than twenty business days after the closing of the Initial Business Combination, the Company would use commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the warrants, and the Company would use commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of common stock until the warrants expired or were redeemed, as specified in the warrant agreement; provided that if the Company’s common stock was at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfied the definition of a ‘‘covered security” under Section 18(b)(1) of the Securities Act, the Company may at the Company’s option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elected, would not be required to file or maintain in effect a registration statement, but would use commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of the Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company would have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the lessor of (A) the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) the product of 0.361 and the number of whole warrants being exercised by such holder. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Private Warrants

The Private Warrants are not redeemable by the Company so long as they are held by Focus Impact Sponsor or its permitted transferees. Focus Impact Sponsor or its permitted transferees have the option to exercise the Private Warrants on a cashless basis

Company’s right to redemption of warrants

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
For the three months ended October 31, 2025 and 2024
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

The number of SPAC Warrants outstanding is not impacted by the consolidation arising from the RTO (Note 4) nor the reverse stock split of the Company. Correspondingly, the exercise price is also not adjusted. Instead, the number of shares each SPAC Warrant is exercisable into is adjusted to account for such adjustments. Upon RTO, the number of shares each SPAC Warrant is exercisable into (“Exercise Ratio”) is reduced from 1 to 0.9692. Upon reverse stock-split in August 2025, the Exercise Ratio is further reduced to 0.09692.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
13.	Share capital (continued)

(d)	Stock options

The continuity of the Company’s stock options is as follows:

	Number of stock options	Weighted average exercise price
Outstanding, October 31, 2024 and July 31, 2024	62,772	$40.20
Forfeited	(1,395)	$37.74
Granted	50,000	$2.32
Cancelled	(2,733)	$37.74
Outstanding, July 31, 2025	108,644	$22.79
Outstanding, October 31, 2025	108,644	$22.50
Exercisable, July 31, 2025	51,859	$40.16
Exercisable, October 31, 2025	51,859	$39.63

As at October 31, 2025, the weighted average remaining contractual life of outstanding options is 4.66 years (July 31, 2025 – 4.90 years).

As at October 31, 2025, the following stock options were outstanding and exercisable:

Number of options outstanding	Exercise price	Expiry date	Number of options exercisable
2,676	CAD$52.40	January 17, 2028	2,676
9,176	CAD$52.40	February 6, 2028	9,176
8,411	CAD$72.60	May 15, 2028	7,035
764	CAD$77.20	June 26, 2028	764
50,000	$2.32	March 26, 2030	-
22,938	CAD$52.40	January 17, 2032	19,500
4,588	CAD$52.40	March 1, 2032	3,900
917	CAD$52.40	March 14, 2032	780
7,646	CAD$52.40	October 12, 2032	6,500
1,528	CAD$52.40	February 6, 2033	1,528
108,644			51,859

Stock options issued during the three months ended October 31, 2025

No stock options were issued during the three months ended October 31, 2025.

Stock options issued during the three months ended October 31, 2024

No stock options were issued during the three months ended October 31, 2024.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
13.	Share capital (continued)

(d)	Stock options (continued)

Share-based compensation – Stock options

Share-based payments relating to the vesting of stock options for the three months ended October 31, 2025 was $18,437 (2024 - $80,893) and is recorded as salaries and wages on the consolidated statement of operations.

As of November 6, 2024, upon the listing of the Company’s shares on the NASDAQ, 58,644 stock options outstanding are liability classified (Note 12).

As of October 31, 2025, the total intrinsic value of stock options outstanding and exercisable was $Nil and $Nil, respectively. The intrinsic value of outstanding stock options is based on the Company’s closing stock price on October 31, 2025.

(e)	Restricted stock units (“RSUs”)

The continuity of the Company’s RSU’s is as follows:

Number of RSUs
Outstanding, July 31, 2024	121,475
Granted	30,586
Forfeited	(3,753)
Outstanding, July 31, 2025 and October 31, 2025	148,308

No RSUs were granted during the three months ended October 31, 2025 and 2024.
As at October 31, 2025, the following RSUs were outstanding and vested:

Number of RSUs outstanding	Grant date	Number of RSUs Vested
917	November 30, 2021	917
38,232	December 24, 2021	32,496
1,009	March 1, 2022	1,009
62,702	March 14, 2022	53,985
14,862	July 30, 2024	7,086
30,586	March 26, 2025	25,998
148,308		121,491

Share-based compensation – RSU’s

Share-based payments relating to the vesting of RSUs for the three months ended October 31, 2025 was $41,895 (2024 - $126,343) and is recorded as salaries and wages on the consolidated statement of operations.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
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

At October 31, 2025, the Company had amounts owing and accrued liabilities of $226,410 (July 31, 2025 - $794,990) payable to directors and officers of the Company for salaries, expense reimbursements and professional fees. These amounts are non-interest bearing and have no terms of repayment.

During the three months ended October 31, 2025, the Company incurred wages and management fees of $113,750 and $120,000, respectively, to officers of the Company. Share based compensation incurred to officers and directors of the Company amounted to $33,409.

During the three months ended October 31, 2025, the Company accrued interest of $62,622 on convertible debentures payable to related parties (Note 10).

15.	Financial instruments

As at October 31, 2025, the Company’s financial instruments consist of cash, restricted cash, trade receivable, GST receivable, corporate taxes receivable, deposit on carbon credits purchase, accounts payable and accrued liabilities, convertible debentures, warrant liabilities, stock option liabilities, stop loss provision liabilities and derivative liabilities. The Company classifies cash, GST receivable, corporate taxes receivable, and deposit on carbon credits purchase as financial assets held at amortized cost.  The Company classifies accounts payable and accrued liabilities as financial liabilities which are held at amortized cost. The Company’s warrant liabilities, stock option liabilities, and stop loss provision liabilities are carried at FVTPL. The Company’s convertible debentures are hybrid instruments where the debt host component is held at amortized cost and the embedded derivative was measured at FVTPL, until upon their amendments (Note 10), or the completion of the De-SPAC transaction (Note 4) of the Company, when they met the criteria for equity classification and were transferred to equity.

The Company’s derivative liabilities are level 3 financial instruments and its warrant liabilities and stock option liabilities are Level 2 instruments.  In determining fair value, the Company utilizes valuation techniques that maximize the use  of  observable  inputs  and minimize  the  use  of  unobservable  inputs  to  the  extent  possible.  Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions based on the best information available.  The unobservable inputs used for valuation of the mandatory convertible debentures and derivative liabilities included volatility and probability of De-SPAC transaction.  Any significant changes in unobservable inputs could result in significantly lower or higher fair value measurements.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
15.	Financial instruments (Continued)

The risk exposure arising from these financial instruments is summarized as follows:

(a)	Credit risk

The Company’s financial assets are cash, restricted cash, trade receivable, GST receivable, corporate taxes receivable, and deposit on carbon credits purchase. The Company’s maximum exposure to credit risk, as at period end, is the carrying value of its financial assets, being $2,850,867. The Company holds its cash with a major financial institution and with a publicly traded payment processing company therefore minimizing the Company’s credit risk.

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

As at October 31, 2025, the Company had cash of $819,076 to settle the contractual obligation of current liabilities of $10,732,028 which fall due for payment within twelve months of the statement of financial position. All of the Company’s contractual obligations are current and due within one year.

(c)	Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or value of its holdings or financial instruments.  At October 31, 2025, the Company has minimal exposure to these risks.

16.	Segmented information

The Company operates in one reportable operating segment – the development and monetization of environmental assets.  The Company has not generated revenue to date and as such has no reportable segment revenues.  The Company’s assets are located in Canada.

17.	Commitments and contingencies

•
On September 12, 2023, the Company amended its existing strategic partnership agreement with Devvio, a related party. The Company has committed to making specific payments to Devvio. They will provide a minimum advance of $1,000,000 by August 1, 2024, followed by $1,270,000 by August 1, 2025 and August 1, 2026. Additionally, starting from 2027, if advance royalty payments fall below $1,000,000 in any year, Devvio has the right to terminate the Strategic Partnership Agreement.  On July 8, 2024, the parties further amended the agreement such that the minimum advances extended by one year and are now due as follows: $1,000,000 by August 1, 2025, followed by $1,270,000 by August 1, 2026 and August 1, 2027. Additionally starting in calendar year 2028, if advance royalty payments fall below $1,000,000 in any year, Devvio has the right to terminate the Strategic Partnership Agreement. The agreement is amended on October 28, 2025 to eliminate the aforementioned payment obligations. The October 28, 2025 amendment establishes a Strategic Token Program between the parties whereby DevvStream agrees to purchase DevvE tokens annually in the amount of $1,000,000 in 2025 and $1,270,000 in each of 2026 and 2027 (each such amount, the “Purchase Amount”). In exchange, and as part of the Strategic Token Program, DevvStream shall receive warrants to acquire additional DevvE tokens equal to twenty-five percent (25%) of the Purchase Amount which shall be exercisable at the same 10-day VWAP price that was used to determine the number of tokens purchased.

•
On February 16, 2024, the Company entered into a licensing agreement with Greenlines Technology Inc. for the use of certain technologies. The Company has agreed to pay $42,000 within 15 days of the closing of the BCA. Such amount was paid on November 26, 2024. Commencing January 1, 2025, the Company has agreed to pay an annual fee of $12,000 of the first day of each calendar year for the use of the technology. The amounts due on January 1, 2025 are yet to be paid as of October 31, 2025. The Company has accrued $10,000 in connection with the annual fee payable as of October 31, 2025.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
17.	Commitments and contingencies (Continued)

•
On November 13, 2024, the Company entered into a strategic consulting agreement with Focus Impact Partners, pursuant to which the Focus Impact Partners will provide the Company with certain consulting services (“Strategic Consulting Agreement”) in consideration of an annual consulting fee of $500,000, which will be payable in quarterly installments of $125,000 starting with an initial payment for the period beginning December 31, 2023. Fees due under the Strategic Consulting Agreement shall accrue and not be payable until (a) the Company has successfully raised $5,000,000 in outside debt and/or equity capital, cumulatively since the period beginning December 31, 2023 or (b) the Company has 2 or more consecutive quarters of positive cash flow from operations. As of October 31, 2025, neither condition has been met. DevvStream Corp. will pay the Focus Impact Partners additional consulting fees as to be mutually agreed consistent with market practice in connection with any acquisition, merger, consolidation, business combination, sale, divestiture, financing, refinancing, restructuring or other similar transaction. The Strategic Consulting Agreement has a term of three years unless terminated early with at least 120 days advance notice and will be automatically extended for successive one-year periods at the end of each year unless either party provide a written notice of its desire not to automatically extend at least 120 days prior to the end of each year during the term of the Strategic Consulting Agreement.

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

•
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other measures, a new U.S. federal 1% excise tax on certain repurchases, including redemptions, of stock by publicly traded domestic corporations in the U.S. The excise tax is imposed on the repurchasing corporation and the amount of the excise tax is generally 1% of the fair market value of the stock repurchased. However, for the purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. During 2024, the IRS issued final regulations with respect to the timing and payment of excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company is currently evaluating its obligations with respect to this provision of the IR Act. As the Company was formerly a special purposes acquisition corporation, redemption of shares by shareholders took place prior to the Initial Business Combination. The Company accrued $2,410,973 in excise taxes payable (Note 9), however it has not made a payment as of October 31, 2025. If the Company is unable to pay its obligations in full, it may be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

•
On October 28, 2025, in accordance with an amendment to the strategic partnership agreement with Devvio, a related party, the Company agreed to purchase DevvE tokens annually in the amount of $1,000,000 in 2025, and $1,270,000 in each of 2026 and 2027 (the “Purchase Amounts”). The amount of DevvE tokens purchased will be determined by 10-day VWAP price (the “Purchase Price”). In connection with the purchases, the Company will also receive warrants to acquire additional DevvE tokens equal to 25% of the Purchase Amounts, exercisable at the same Purchase Price, for 3 years from each purchase date.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three months ended October 31, 2025 and 2024
17.	Commitments and contingencies (Continued)

•
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At October 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

18.	Subsequent events

Agreement and Plan of Merger with Southern Energy Renewables Inc.

On December 3, 2025, the Company entered into an Agreement and Plan of Merger with Southern Energy Renewables Inc. (“Southern”) and Sierra Merger Sub, Inc., a Delaware corporation and a newly-formed wholly owned subsidiary of the Company. The transaction contemplates (i) a domestication of the Company into a Delaware corporation, (ii) a merger in which Southern will become a wholly owned subsidiary of the Company, and (iii) the issuance of Company common shares to Southern’s existing shareholders such that, upon completion of the merger, the Southern shareholders (inclusive of the concurrent PIPE described below) will hold approximately 70% of the Company’s common shares on a fully diluted basis, resulting in a reverse takeover of the Company by Southern.

Concurrent with signing the Merger Agreement, a Southern investor completed a private placement investment of approximately $2,000,000 for 128,370 common shares of the Company at a price of $15.58 per share. The Company also agreed to register the resale of the PIPE shares and the shares issuable to Southern shareholders following the closing of the merger.

Side Letter with Helena I

On the same date, the Company entered into a side letter with Helena I amending the terms of the Company’s existing convertible note and equity line of credit arrangements (Note 8). The amendments include, among other items, limitations on Helena’s sales of conversion shares, subject to trading-volume conditions, and a requirement that the Company draw a minimum of $7,500,000 in aggregate proceeds under the equity line of credit prior to February 28, 2026. These limitations may cease to apply if the Company defaults under the convertible note or is unable to submit compliant advance notices under the equity line of credit for more than five trading days.

Issuance of shares

In December 2025, the Company issued 411,000 shares in accordance with the ELOC Agreement with Helena I (Note 8) for gross proceeds of $821,229. $205,307 of the gross proceeds are used to repay the Crypto Strategy Convertible Debt (Note 10).
These transactions occurred after the balance sheet date and do not relate to conditions existing as of October 31, 2025. Accordingly, no adjustments have been made to the accompanying financial statements.

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause our actual results to be materially different from the forward-looking statements include the following risks and other factors discussed under Item 1A “Risk Factors” in this report and under Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on November 6, 2025. These factors include:

•	the Company’s ability to recognize the expected benefits of the Business Combination;
•	the number of stockholders that exercise dissenter’s rights in connection with the Merger;
•
the occurrence of any event, change or other circumstances that could give rise to the termination of negotiations and any subsequent definitive agreements with respect to the proposed merger transactions;

•	the outcome of any legal proceedings that may be instituted against the Company, Southern, the combined company or others;
•
the inability of the parties to successfully or timely consummate the Merger, including the risk that any required regulatory approvals are not obtained, are delayed or are subject to unanticipated conditions that could adversely affect the combined company or the expected benefits of the Merger or that the approval of stockholders is not obtained;

•	changes to the proposed structure of the proposed merger transactions that may be required or appropriate as a result of applicable laws or regulations;
•	the ability to meet stock exchange listing standards following the consummation of the proposed merger transactions;
•	the risk that the proposed merger transactions disrupts current plans and operations of the Company or Southern as a result of the announcement and consummation of the proposed transactions;
•
the ability to recognize the anticipated benefits of the proposed merger transactions, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees;

•	costs related to the proposed merger transactions;
•	the Company’s Digital Asset Strategy and assets;
•	the Company’s ability to utilize its ELOC Agreement and to sell additional Convertible Notes to Helena (as such terms are defined below);
•	changes in the market price of Common Shares and the digital assets the Company owns;
•	the ability of the Company to maintain the listing of the Common Shares on Nasdaq;
•	future financial performance;
•	the impact from the outcome of any known and unknown litigation;
•	the ability of the Company to forecast and maintain an adequate rate of revenue growth and appropriately plan its expenses;
•	expectations regarding future expenditures of the Company;
•	the future mix of revenue and effect on gross margins of the Company;
•	changes in interest rates, rates of inflation, carbon credit prices and trends in the markets in which we operate;
•	the attraction and retention of qualified directors, officers, employees and key personnel;
•	the ability of the Company to compete effectively in a competitive industry
•	the ability to protect and enhance the Company’s corporate reputation and brand;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DEVVSTREAM

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with DevvStream’s unaudited condensed consolidated interim financial statements and related notes for the three months ended October 31, 2025 and 2024 (“interim financial statements”), which have been prepared in accordance with US GAAP and are included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those described in our other SEC filings, including those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K filed with the SEC on November 6, 2025. All figures are in US dollars unless otherwise noted. Unless the context otherwise requires, for the purposes of this section, “DevvStream,” “we,” “us,” “our,” or the “Company” refer to DevvStream Corp. , a company existing under the Laws of the Province of Alberta, Canada, and its subsidiaries.

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

On July 17, 2025, the Company closed the initial tranche of the Crypto Strategy Convertible Debt in the principal amount of $10,000,000, for gross proceeds of $9,200,000, with a maturity date of January 17, 2027. The Company also incurred $85,000 in transaction costs in connection with the issuance. $6,405,000 of net proceeds are intended for the purchase of cryptocurrencies. As of October 31, 2025, $1,280,000 are held as cash in a segregated account, and are thus presented as restricted cash in the consolidated balance sheet.

On August 1, 2025, the Company started deploying funds raised from its senior secured convertible notes facility with Helena for purchases of Bitcoin and Solana, as part of the operational launch of the Company’s digital treasury strategy, supporting the Company’s long-term objectives in and the industry’s move towards sustainability-linked tokenization. As provided under the terms of the Helena Note Purchase Agreement, at the closing of the Initial Convertible Note the Company allocated the requisite 70% of the proceeds of the Initial Convertible Note for the acquisition of the First Tranche Assets, taking into account an issuance discount of $850,000.00 to cover Helena’s legal, accounting, and due diligence fees, along with any other transactional costs incurred in connection with the issuance of the Initial Convertible Note. This provided for an initial cash funding transfer on July 18, 2025 of $6,405,000 to the Company’s custodial account with BitGo for ultimate deployment into the First Tranche Assets.

As of the date of this Quarterly Report, the Company has not yet made any acquisitions of DevvE. The Company’s current intention is to begin allocating the approximate 20% remaining from the designated proceeds of the Initial Convertible Note toward the purchases of DevvE in the first half of 2026. After completing the full deployment of the proceeds from the Initial Tranche, 80% of such proceeds are to be deployed equally into BTC and SOL, with the remaining 20% allocated into DevvE. As of October 31, 2025, the Company has purchased a total of 22.228945 BTC and 12,110.98 SOL. As of October 31, 2025, the Company has staked 12,274.96690584 SOL.

The Company has no specific timeline for the issuance of subsequent tranches of Helena Convertible Notes over the next twelve-month period and has made no determinations to date regarding which Digital Assets, if any, will be acquired with any such subsequent tranche. However, the Company believes that closing a second tranche within twelve months from the date of this Quarterly Report is certainly possible, assuming that all stipulations for doing so have been satisfied at that point in time. Closings of subsequent tranches may occur under the Helena Note Purchase Agreement in increments of $5 million, provided that the outstanding aggregate principal amount of all Helena Convertible Notes issued under prior tranches is below $2 million and certain other conditions stipulated by the Helena Note Purchase Agreement are satisfied. The maturity date of the Initial Convertible Note is January 17, 2027, at which point all remaining principal and unpaid interest thereon is due and payable. As more thoroughly discussed elsewhere herein, the Initial Convertible Note, as with all Helena Convertible Notes, may be converted prior to maturity into shares of the Company’s Common Stock. Any such conversion of the Initial Convertible Note would have the concomitant effect of reducing the principal balance thereof, thereby permitting the potential issuance of another tranche of Helena Convertible Notes. The Company has no means of predicting when any such conversion rights will be exercised.

Side Letter with Helena

On December 3, 2025, in connection with the Merger Agreement described below, the Company entered into a side letter (the “Side Letter”) with Helena Global Investment Opportunities 1 Ltd. (“Helena”). The Side Letter amended (i) the Securities Purchase Agreement dated July 18, 2025, (ii) the Convertible Promissory Note issued to Helena on July 18, 2025, and (iii) the Company’s Equity Line of Credit Purchase Agreement, dated October 29, 2024, as amended (the “ELOC Agreement”).

Under the Side Letter, and provided that no Event of Default occurs and that the Company complies with the Side Letter through February 28, 2026:

•	Sales limitations on Helena’s conversions:
o	Helena agreed that it will not sell any Conversion Shares on a trading day unless the daily trading volume of the Company’s common stock exceeds $1,000,000; and
o	Helena agreed that its daily sales of Conversion Shares will not exceed 10% of that day’s total trading volume.
•	Mandatory capital-raising obligation:

The Company is required to submit Advance Notices under the ELOC Agreement in aggregate amounts sufficient for the Company to receive net proceeds of at least $7,500,000 on or before February 28, 2026.

The Company is required to use its best efforts to comply with Article VII of the ELOC Agreement so that the Company is able to continue delivering Advance Notices in accordance with the terms of the facility.

The Side Letter further provides that if (i) an Event of Default occurs under the Convertible Promissory Note after the date of the Side Letter, or (ii) the Company is unable to deliver compliant Advance Notices under the ELOC Agreement for more than five (5) trading days due to the Company’s action or omission, Helena will no longer be bound by the sale limitations described above.

These amendments materially impact the Company’s near-term liquidity planning, capital-raising obligations, and potential equity market activity. The Company intends to rely on its ability to access capital under the ELOC Agreement in order to satisfy these obligations; however, there can be no assurance that such capital will be available on favorable terms or at all.

Merger Agreement

On December 3, 2025, the Company entered into an Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement” and the transactions contemplated thereby including the Merger, PIPE Investment and Domestication, collectively, the “Transactions”), by and among the Company, Southern, and Sierra Merger Sub, Inc., a Delaware corporation and a newly-formed wholly-owned subsidiary of the Company (“Merger SubCo”).

The Transactions are structured as follows:

(a)
concurrent with the signing of the Merger Agreement, an investor and current shareholder of Southern (the “Southern Investor”) purchased common shares, without par value, of the Company (the “Pre-Domestication Company Shares”) at a price per share of $15.58, for an aggregate equity investment of approximately $2,000,000 (the “PIPE Investment” and such shares, the “PIPE Shares”);

(b)	prior to the Effective Time of the Merger, the Company will migrate to and domesticate as a Delaware corporation (the “Domestication”); and
(c)
at the Effective Time, Merger SubCo will merge with and into Southern with Southern surviving the merger as the surviving corporation (the “Merger”), pursuant to which existing equity in Southern will be exchanged for equity in the Company resulting in shareholders of Southern (the “Southern Shareholders”) holding, inclusive of the PIPE Shares, seventy percent (70%) of the Company Shares on a fully-diluted basis upon completion of the Transactions (but without regard to any Company Shares reserved for issuance under the Company Equity Incentive Plan that are not subject to any option, grant or other award thereunder).

Merger Conditions, Termination Rights, and Related Fees

The consummation of the Merger described above is subject to a number of closing conditions, including but not limited to:

•	approval of the Company’s shareholders of the resolutions required to effect the Domestication and the Merger;
•	effectiveness of the Registration Statement on Form S-4 relating to the issuance of shares in the Merger;
•	receipt of required regulatory approvals;

•	conditional approval of the Company’s Post-Domestication common stock for listing on Nasdaq;
•	completion of the Domestication;
•	the accuracy of the representations and warranties of both parties at closing (subject to materiality qualifiers);
•	the absence of a Company Material Adverse Effect or Southern Material Adverse Effect; and
•	Southern maintaining at least $10 million of assets on its balance sheet at the Effective Time, subject to certain permitted offsets.

The Merger Agreement may be terminated by either party under certain circumstances, including:

•	by mutual written consent;
•	if the Company’s shareholders do not approve the required resolutions;
•	if a governmental authority issues a final, non-appealable order prohibiting the Transactions;
•	if the Merger has not been completed by the “Outside Date,” which is nine months from signing (subject to limited extensions); or
•	due to uncured material breaches by either party or the occurrence of a material adverse effect affecting the other party.

Under certain circumstances, the Company may be required to pay a termination fee equal to 3.1% of (i) the total number of Company shares outstanding on the termination date multiplied by (ii) the 10-day volume-weighted average price of the Company’s shares. These circumstances include, among others, failure to obtain shareholder approval followed by the Company entering into or consummating an acquisition transaction within twelve months, or the Company terminating the Merger Agreement to enter into a superior proposal.

If the Merger Agreement is terminated because the Company’s shareholders do not approve the required resolutions, the Company must also reimburse Southern for its reasonable, documented expenses in an amount not to exceed 1% of the same denominator used in calculating the termination fee.

As a result, depending on the circumstances of termination, the Company could incur significant financial obligations. The Company’s ability to complete the Merger or satisfy any such obligations is subject to the risks and uncertainties described elsewhere in this report, including in “Risk Factors” and “Liquidity and Capital Resources.”

Nasdaq Notification Letter

On November 18, 2025, the Company received a notification letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company no longer satisfies the minimum net income from continuing operations requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(3). The Notice also indicated that the Company does not meet the alternative standards relating to stockholders’ equity or market value of listed securities.

The Notice has no immediate effect on the listing or trading of the Company’s common stock, which continues to trade on the Nasdaq Capital Market under the symbol “DEVS.” In accordance with Nasdaq Listing Rule 5810(c)(2)(C), the Company has until January 2, 2026 to submit a plan to regain compliance (the “Compliance Plan”). If Nasdaq accepts the Compliance Plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the applicable listing standards.

If Nasdaq does not accept the Compliance Plan, or if the Company fails to regain compliance within any extension period that may be granted, Nasdaq staff will issue a delisting determination. The Company would then have the right to appeal such determination; however, there can be no assurance that any such appeal would be successful.

The Company intends to submit the Compliance Plan within the required time period and is evaluating potential actions to regain compliance, which may include capital-raising transactions, operational measures, strategic transactions, or other actions permitted under Nasdaq rules. There can be no assurance, however, that the Company will be able to regain or maintain compliance with the continued listing standards.

Interdependencies Among Recent Developments

The developments described above are interrelated and collectively impact the Company’s liquidity, capital resources, and ability to execute its strategic plans, including the Merger. The Company’s cryptocurrency treasury strategy requires that a significant portion of proceeds from the Crypto Strategy Convertible Debt be used to acquire and hold digital assets. In addition, under the Side Letter with Helena dated December 3, 2025, the Company is required to deliver Advance Notices under the ELOC Agreement sufficient for the Company to receive net proceeds of at least $7.5 million prior to February 28, 2026, and to maintain compliance with Article VII of the ELOC Agreement to preserve its ability to submit Advance Notices.

The Company’s ability to satisfy these obligations is influenced by market conditions, trading volume in the Company’s common stock, and the Company’s ongoing access to capital under both the Crypto Strategy Convertible Debt and the ELOC Agreement. Failure to meet these obligations could result in Helena no longer being bound by the agreed-upon limitations on the daily amount of Conversion Shares it may sell, which may increase the volatility of the Company’s common stock or place downward pressure on the trading price.

In addition, satisfaction of the Merger closing conditions— including receipt of shareholder approval, maintenance of Nasdaq listing, and avoidance of any Company Material Adverse Effect—may be affected by the Company’s liquidity position and its ability to comply with the Side Letter and the ELOC Agreement. The Company’s Nasdaq deficiency notice, described above, further underscores the importance of executing these financing and liquidity initiatives.

These interdependencies may materially affect the Company’s liquidity outlook, the timing and likelihood of completing the Merger, and the Company’s overall capital structure. Additional discussion of these factors is included under “Liquidity and Capital Resources” and “Risk Factors.”

Registration Rights

Pursuant to the Merger Agreement, the Company has agreed to promptly after the Closing of the Merger, register the resale of the shares issued to Southern’s shareholders in the Merger who are deemed to be an affiliate of the Company immediately after the Closing of the Merger.

Side Letter

Additionally, in connection with the Merger Agreement, on December 3, 2025, the Company and Helena Global Investment Opportunities 1 Ltd. (“Helena”) entered into a Side Letter (the “Side Letter”) pursuant to which, among other things, they amended (i) that certain Securities Purchase Agreement (the “Convertible Note Purchase Agreement”) entered into as of July 18, 2025 by and between the Company and Helena, (ii) that certain Convertible Promissory Note (the “Convertible Promissory Note”), dated July 18, 2025, issued by the Company in favor of Helena, and (iii) that certain Purchase Amendment, dated as of October 29, 2024, Company (then known as Focus Impact Acquisition Corp.) and Helena, as amended by that certain First Amendment thereto, dated as of March 18, 2025, and that certain Second Amendment thereto, dated as of August 1, 2025, between the Company (the “ELOC Purchase Agreement”). For additional information regarding the Side Letter, please see the related disclosures under the caption “Subsequent Events” below.

PIPE Investment

In connection with the Merger Agreement, on December 3, 2025, the Company entered into a securities purchase agreement (the “SPA”) with an investor and current shareholder of Southern (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor an aggregate of 128,370 PIPE Shares, for an aggregate purchase price of approximately $2,000,000 or $15.58 per PIPE Share. The SPA contains customary representations, warranties and covenants of the Company and the Investor.

The PIPE Investment was made in reliance on the private offering exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D promulgated thereunder. The PIPE Shares have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Company expects to use the net proceeds from the PIPE Investment for general corporate purposes, including transaction-related costs in connection with the Merger and the Domestication. Up to $350,000 of such net proceeds will be used to satisfy Southern’s expenses related to the Transactions.

Results of Operations — Three Months Ended October 31, 2025 Comparison Against the Three Months Ended October 31, 2024

	For the Three Months Ended October 31, 2025	For the Three Months Ended October 31, 2024
Revenue	1,100	-
Cost of sales	(1,884)	-
Gross profit	(784)	-
Sales and marketing	49,038	271,895
Depreciation	-	361
General and administrative	578,567	57,335
Professional fees	1,163,650	1,409,373
Salaries and wages	7,077	281,022
Share-based compensation	(11,627)	207,236
Total operating expenses	(1,786,705)	(2,227,222)
Staking income	14,334	-
Accretion and interest expense	(501,215)	(57,305)
Loss on investment in associate	(89,567)	-
Change in fair value of derivative liabilities	(1,500)	(1,348,350)
Change in fair value of mandatory convertible debentures	-	70,500
Change in the fair value of warrant liabilities	2,283,298	(488,132)
Loss on revaluation of cryptocurrencies	(423,481)	-
Loss on settlement of accounts payable	-	(8,377)
Gain on settlement of debt	17,007	-
Stop-loss provision	(29,530)	-
Foreign exchange gain (loss)	(3,403)	2,452
Net loss	(521,546)	(4,056,434)

During the three months ended October 31, 2025, we incurred a net loss of $521,546 compared to net loss of $4,056,434 for the three months ended October 31, 2024. An analysis of the decrease in net loss of $3,534,888, including the major components our results for the periods, is below.

Share-based compensation

During the three months ended October 31, 2025, we incurred share-based compensation of $(11,627) compared to share-based compensation of $207,236 for the three months ended October 31, 2024. Share-based payments relating to the vesting of RSUs decreased by $84,448. Share-based payments relating to the vesting of Options decreased by $134,415.

Due to the listing of the Company on the NASDAQ on November 7, 2024 and commencement of trading of shares in the United States dollars, exemptions available under ASC 718-10-25-14 to classify stock options with strike prices in foreign currencies as equity were no longer met and all stock options outstanding were reassessed to be derivative liabilities. The fair value of the stock options upon the change in classification on November 6, 2024 was $330,090. Changes in fair value due to period end fair value remeasurements are reflected in compensation expense. Please refer to Note 13 of the interim financial statements.

Professional fees

During the three months ended October 31, 2025, we incurred $1,163,650 in professional fees, as compared to $1,409,373 during the three months ended October 31, 2024. The reduction in professional fees reflects the fact that no Business Combination–related legal services were incurred in the current period, whereas such services were required in the comparative period.

Salaries and wages

During the three months ended October 31, 2025 and 2024, we incurred salaries and wages of $7,077 and $281,022, respectively. The decrease is attributable to the reversal of employee benefits expenses accrued in earlier periods, which were reconciled and recognized in the current quarter.

Sales and marketing

Sales and marketing expenses for the three months ended October 31, 2025 and 2024 amounted to $49,038 and $271,895, respectively. The decrease is mainly attributable to expenditures in the comparative period associated with publications, industry events, and investor relations efforts undertaken following our listings on the Cboe Exchange in 2023 and Nasdaq in 2024. The Company did not incur similar costs in the current period.

General and administrative

General and administrative expenses for the three months ended October 31, 2025 and 2024 amounted to $578,576 and $57,335, respectively, and primarily comprised of insurance costs, filing fees and rent. The increase reflects elevated insurance expenses as well as the recognition of filing and printing fees incurred in relation to the Company’s various U.S. filings during the quarter.

Loss on investment in associate

On November 6, 2024, the Company received 2,000,000 shares in Freedom Carbon Solutions LLC (formerly Monroe Sequestration Partners, LLC) (“FCS”), in connection with an agreement to acquire a stake in FCS in exchange for 200,000 shares of the Company that was entered into on October 28, 2024. At the time of acquisition, the 2,000,000 shares of FCS received by the Company represented 50% of FCS’s shares outstanding. During the three months ended October 31, 2025, the Company’s share of FCS’s loss was $89,567.

Foreign exchange loss

During the three months ended October 31, 2025 we recognized a foreign exchange loss of $3,403.  During the three months ended October 31, 2024, we recognized a foreign exchange gain of $2,452. The foreign exchange gain and loss result from fluctuations in the Canadian dollar against the US dollar, as we hold cash balances and have accounts payable denominated in both Canadian and US dollars.

Loss on revaluation of cryptocurrencies

During the three months ended October 31, 2025, the Company recorded an unrealized loss of $423,481 on the remeasurement of its cryptocurrency holdings. This variance was driven by declines in the market prices of Bitcoin and Solana relative to their acquisition costs, resulting in losses of $127,172 and $296,309, respectively. Please refer to Note 6 of the interim financial statements.

Staking income

During the three months ended October 31, 2025, we recognized staking income of $14,334 from our Solana holdings. The income reflects rewards earned for delegating Solana tokens to validators on the Solana network. Staking rewards are measured at fair value using the market price on the date earned and are recorded as other income. No staking income was recognized in the comparative period as the Company had not yet initiated its staking program.

Change in fair value of derivative liabilities and mandatory convertible debenture

During the three months ended October 31, 2025, we recognized a loss on derivative liabilities of $1,500 related to the convertible debt financing completed in March 2025 and recorded no gain or loss on mandatory convertible debentures. In comparison, during the three months ended October 31, 2024, we recognized a loss on derivative liabilities of $1,348,350 and a gain on mandatory convertible debentures of $70,500 related to the January 2024 and April 2024 convertible financings. Please refer to Note 10 of the interim financial statements.

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

During the three months ended October 31, 2025, we recognized a loss of $2,283,298 due to period end fair value remeasurement. Please refer to Note 11 of the financial statements.

Gain on settlement of debt

On September 18, 2025, the Company paid $31,613 in settlement of an accounts payable in the amount of $48,620 and recognized a gain on the settlement of $17,007.

Stop-loss provision

On November 6, 2024, concurrent with the completion of the business combination, the Company issued 324,987 common shares in consideration for carbon credit purchase agreements.

All of the agreements contain adjustment clauses whereby if the Company’s share price falls below the respective purchase prices outlined in the agreements, in the 12 to 18 months following November 6, 2024, the Company is obligated to issue additional shares to cover the shortfall. The Company has assessed that the potential liability associated with the stop-loss provision for carbon credits received as of October 31, 2025 is $1,094,765.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to take into account changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing or manage the timing of our capital expenditures. As of October 31, 2025, we had a working capital deficit of $13,467,902 (current assets of $1,837,572, less current liabilities of $15,305,474) and as of July 31, 2025, we had a working capital deficit of $14,412,728 (current assets of $4,337,627, less current liabilities of $18,750,355).

Our continuing operations are dependent upon our ability to obtain debt or equity financing until such time that we achieve profitable operations. There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient gross margins to reach profitability.

ELOC Agreement

On October 29, 2024, we entered into an equity line of credit purchase agreement (the “ELOC Agreement”) with Helena. Pursuant to the ELOC Agreement, the Company has the right to issue and to sell to Helena from time to time, as provided in the ELOC Agreement, up to $40,000,000 of Company’s Common Shares, subject to the conditions set forth therein. Specifically, pursuant to the ELOC Agreement, the Company may require that Helena purchase Common Shares from the Company by delivering one or more advance notices to Helena setting forth, in each advance notice, the amount of the advance it is requesting, which amount may not exceed an amount equal to lesser of (i) one hundred percent (100%) of the average of the daily value traded of the Common Shares over the ten (10) trading days immediately preceding such advance notice, and (ii) eight million United States Dollars ($8,000,000). On March 18, 2025, the Company and Helena entered into a first amendment to ELOC Agreement, which provides the Company with greater flexibility by allowing Helena to permit Secondary Advances, as defined in the amendment, as well as to update references to “Common Stock” in the ELOC Agreement to “Common Shares”. However, in no event may the number of Common Shares issuable to Helena pursuant to an advance cause the aggregate number of shares beneficially owned (as calculated pursuant to Section 13(d) of the Exchange Act) by Helena and its affiliates as a result of previous issuances and sales of Common Shares to Helena under the ELOC Agreement to exceed 9.99% of the then outstanding Common Shares. Additionally, the Company may not affect any sales under the ELOC Agreement and Helena will have no obligation to purchase Common Shares under the ELOC Agreement to the extent (but only to the extent) that after giving effect to such purchase and sale the aggregate number of Common Shares issued under the ELOC Agreement would exceed 19.99% of the outstanding shares of Common Shares following the closing of the Business Combination Agreement (the “Exchange Cap”), provided that, the Exchange Cap will not apply if the Company’s stockholders have approved issuances in excess of the Exchange Cap in accordance with the rules of the Nasdaq. The purchase price for the Common Shares so purchased by Helena pursuant to an advance notice is the lowest intraday sale price for the Common Shares during the three (3) trading days commencing on the date of Helena’s receipt of the Common Shares relating to such advance. Because the per share purchase price that Helena will pay for Common Shares in connection with any advance notice we have elected to deliver to Helena pursuant to the ELOC Agreement will be determined by reference to the lowest intraday sale price for the Common Shares during the three (3) trading days commencing on the date of Helena’s receipt of the Common Shares relating to such advance, we cannot determine the actual purchase price per share that Helena will be required to pay for any Common Shares that we may elect to sell to Helena under the ELOC Agreement until after we deliver an advance notice and, therefore, we cannot be certain how many Common Shares, in the aggregate, we may issue and sell to Helena under the ELOC Agreement. Sales of Common Shares to Helena under the ELOC Agreement will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Common Share and determinations by us as to the appropriate sources of funding for our business and operations. We may not be able to raise sufficient funds under the ELOC Agreement to satisfy our obligations.

On August 4, 2025, the Company and Helena entered into a second amendment to ELOC Agreement, which increased the commitment amount from $40,000,000 to $300,000,000. On December 3, 2025, the Company entered into a side letter with Helena I amending the terms of the Company’s existing convertible note and equity line of credit arrangements (Note 8). The amendments include, among other items, limitations on Helena’s sales of conversion shares, subject to trading-volume conditions, and a requirement that the Company draw a minimum of $7,500,000 in aggregate proceeds under the equity line of credit prior to February 28, 2026. These limitations may cease to apply if the Company defaults under the convertible note or is unable to submit compliant advance notices under the equity line of credit for more than five trading days.

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

ELOC Agreement Side Letter

Additionally, in connection with the Merger Agreement, on December 3, 2025, the Company and Helena entered into the Side Letter  pursuant to which, among other things, they amended (i) the Convertible Note Purchase Agreement entered into as of July 18, 2025 by and between the Company and Helena, (ii) the Convertible Promissory Note, dated July 18, 2025, issued by the Company in favor of Helena, and (iii) the ELOC Purchase Agreement, dated as of October 29, 2024, as amended, by and between the Company (then known as Focus Impact Acquisition Corp.) and Helena, as follows:

(1)
Provided that no Event of Default (as defined in the Convertible Promissory Note) occurs and that the Company complies with the terms of the Side Letter until February 28, 2026, Helena agrees that on any trading day (i) it will not sell Conversion Shares (as defined in the Convertible Note Purchase Agreement) unless the daily traded volume of the Common Stock is in excess of $1,000,000 on such trading day, and (ii) it will not sell Conversion Shares in an amount in excess of 10% of the volume of the Common Stock traded on such trading day.

(2)
The Company agrees that it will submit Advance Notices (as defined in the ELOC Purchase Agreement) pursuant to the ELOC Purchase Agreement in aggregate amount equal so that the Company receives net proceeds of no less than $7,500,000 prior to February 28, 2026.

(3)
The Company will use its best efforts to comply with Article VII of the ELOC Purchase Agreement so that it is able to submit Advance Notices thereunder in a manner compliant with the ELOC Purchase Agreement.

Further, pursuant to the Side Letter, the Company acknowledged that if after the date of the Side Letter an Event of Default occurs under the Convertible Promissory Note or if the Company is not able to submit Advance Notices in a manner compliant with Article VII of the ELOC Agreement, for a period of more than five (5) Trading Days due to an action or omission of the Company, Helena shall cease to be bound by the limitations set forth in paragraph 1 above.

PIPE Investment

In connection with the Merger Agreement, on December 3, 2025, the Company entered into the SPA with Southern’s sole shareholder at the time of the agreement (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor an aggregate of 128,370 PIPE Shares, for an aggregate purchase price of approximately $2,000,000 or $15.58 per PIPE Share. The SPA contains customary representations, warranties and covenants of the Company and the Investor. In connection with the SPA, the Company and Investor entered into a Company Support & Lock-Up Agreement, pursuant to which, among other things, the Investor agreed to certain transfer restrictions and stop-transfer instructions reflecting the unregistered status of the PIPE Shares.

The PIPE Investment was made in reliance on the private offering exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder. The PIPE Shares have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Company expects to use the net proceeds from the PIPE Investment for general corporate purposes, including transaction-related costs in connection with the Merger and the Domestication. Up to $350,000 of such net proceeds will be used to satisfy Southern’s expenses related to the Transactions.

Since our inception, we have incurred operating losses and have experienced negative cash flows from operations. We do not anticipate that cash on hand will be adequate to satisfy our obligations in the ordinary course of business over the next 12 months. Based on this assessment, we have material uncertainties about our business that cast substantial doubt about our ability to continue as a going concern. Accordingly, our ability to continue as a going concern is dependent upon our ability to raise sufficient funds to pay ongoing operating expenditures and to meet our obligations. See further discussion related to our ability to continue as a going concern within “- Critical Accounting Policies and Estimates.”

As of October 31, 2025 and July 31, 2025, we had $819,076 and $3,446,111 in cash, respectively. We are actively managing current cash flows until such time that we are profitable.

The chart below highlights our cash flows for the periods indicated:

	For the Three Months Ended October 31, 2025 $	For the Three Months Ended October 31, 2024 $
Net cash provided by (used in):
Operating activities	(3,037,822)	(151,101)
Investing activities	(5,125,000)	-
Financing activities	410,691	141,887
Effect of exchange rate changes on cash	96	1,493
(Decrease)/Increase in cash	(7,752,035)	(7,721)

Cash Used in Operating Activities

Our net cash used in operating activities is primarily due to cash payments for operating expenses that we incur in the day-to-day operations of the business. Net cash used in operating activities for the three months ended October 31, 2025 was $3,037,822 compared to $151,101 for the three months ended October 31, 2024. The loss for the three months ended October 31, 2025 of $521,546 was further impacted by $1,302,310 of changes in working capital items and $1,213,966 in non-cash items, primarily driven by the loss on derivative liability. This compares to a loss of $4,056,434 for the prior period, that was offset by $1,866,072 in changes in working capital items and $2,039,261 in non-cash items consisting mainly of share-based compensation.

Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended October 31, 2025 and 2024 was $5,125,000 for purchase of cryptocurrencies and $nil, respectively.

Cash Provided by Financing Activities

We have funded our business to date from the issuance of our common stock and convertible debentures through private placements, from proceeds from the exercises of warrants, and from loans from related parties.

Net cash provided by financing activities for the three months ended October 31, 2025 was $410,691 compared to $141,887 for the three months ended October 31, 2024. The following financing activities occurred during the three months ended October 31, 2025:

(1)	ELOC drawdown:

In August 2025, the Company issued 300,000 shares in accordance with the ELOC Agreement with Helena for gross proceeds of $756,600, of which $189,145 was used to repay the Helena CD, resulting in net proceeds of $567,455.

(2)	Repayment of interest on convertible debt with Helena

In August 2025, the Company paid $156,764 for the repayment of interest on Helena’s convertible debt.

Related party transactions and balances

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving an amount that exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, Director, nominee for Director, or holder of 5% or more of the Company’s Common Shares, or an immediate family member of any of those persons.

The Audit Committee of the Board of Directors (or, to the extent applicable, our disinterested directors) is responsible for reviewing all transactions between the Company and any officer or Director of the Company or any entity in which an officer of Director has a material interest. Any such transactions must be on terms no less favorable than those that could be obtained on an arms-length basis from independent third parties.

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

At October 31, 2025, the Company had amounts owing and accrued liabilities of $226,410 (July 31, 2025 - $794,990) payable to directors and officers of the Company for salaries, expense reimbursements and professional fees. These amounts are non-interest bearing and have no terms of repayment.

During the three months ended October 31, 2025, the Company incurred wages and management fees of $113,750 and $120,000, respectively, to officers of the Company. Share based compensation incurred to officers and directors of the Company amounted to $33,409.

During the three months ended October 31, 2025, the Company accrued interest of $62,622 on convertible debentures payable to related parties.

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

Licensing agreement with Greenlines Technology Inc.

On February 16, 2024, we entered into a licensing agreement with Greenlines Technology Inc. for the use of certain technologies. We agreed to pay $42,000 within 15 days of the closing of the BCA. Such amount was paid on November 26, 2024. Commencing January 1, 2025, we must pay an annual fee of $12,000 of the first day of each calendar year for the use of the technology. The amounts due on January 1, 2025 are yet to be paid as of October 31, 2025. The Company has accrued $10,000 in connection with the annual fee payable as of October 31, 2025.

Strategic Consulting Agreement with Focus Impact Partners, LLC (“Focus Impact Partners”)

On November 13, 2024, we entered into a strategic consulting agreement with Focus Impact Partners, pursuant to which the Focus Impact Partners will provide us with certain consulting services (“Strategic Consulting Agreement”) in consideration of an annual consulting fee of $500,000, which will be payable in quarterly installments of $125,000 starting with an initial payment for the period beginning December 31, 2023. Fees due under the Strategic Consulting Agreement shall accrue and not be payable until (a) we have successfully raised $5,000,000 in outside debt and/or equity capital, cumulatively since the period beginning December 31, 2023 or (b) we have 2 or more consecutive quarters of positive cash flow from operations. As of October 31, 2025, neither condition has been met. We will pay Focus Impact Partners additional consulting fees as to be mutually agreed consistent with market practice in connection with any acquisition, merger, consolidation, business combination, sale, divestiture, financing, refinancing, restructuring or other similar transaction. The Strategic Consulting Agreement has a term of three years unless terminated early with at least 120 days advance notice and will be automatically extended for successive one-year periods at the end of each year unless either party provide a written notice of its desire not to automatically extend at least 120 days prior to the end of each year during the term of the Strategic Consulting Agreement. Focus Impact Partners is owned by two of the Company’s directors: Carl Stanton and Wray Thorn.

Strategic Partnership Amendment with Devvio, Inc. (“Devvio”)

On October 28, 2025, the Company entered into Amendment No. 4 to the Strategic Partnership Agreement with Devvio, Inc. (“Devvio”), pursuant to which the parties agreed to terminate and fully settle all remaining rights and obligations under the prior strategic partnership agreement originally entered into in November 2021, as amended, with the exception of certain surviving confidentiality provisions. Concurrently, the parties entered into a new token-based collaboration to replace the prior arrangement, ensuring continuity of the commercial relationship without interruption.

Under the new Strategic Token Partnership, the Company has committed to purchase Devvio’s DevvE tokens in the amount of USD $1.0 million in 2025 and USD $1.27 million in each of 2026 and 2027. Each annual purchase will be priced based on the 10-day volume-weighted average price immediately preceding the applicable purchase date and is payable in U.S. dollars or, in certain circumstances, in tokens. In connection with each annual purchase, the Company will also receive warrants to acquire additional DevvE tokens equal to 25% of the primary purchase amount, exercisable at the same VWAP-based price for a period of three years. If the DevvE token ceases to exist or can no longer be lawfully issued or traded, the Company will have no further purchase obligations.

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

Our financial instruments consist of cash, restricted cash, trade receivable, GST receivable, accounts payable and accrued liabilities, convertible debt, warrant liabilities and derivative liabilities.  The carrying value of the Company’s cash, restricted cash, GST receivable and accounts payable and accrued liabilities approximate their fair value due to their short terms to maturity.

Our risk exposures and the impact on our financial instruments are summarized below:

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our credit risk is primarily attributable to our liquid financial assets including cash. Our financial assets are cash, restricted cash, trade receivable, GST receivable, corporate taxes receivable, and deposit on carbon credits purchase. Our maximum exposure to credit risk, as at period end, is the carrying value of our financial assets, being $2,850,867 and $10,592,093 as of October 31, 2025 and July 31, 2025, respectively. We hold cash with major financial institutions and with a publicly traded payment processing company therefore minimizing our credit risk.

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

As of October 31, 2025, we had cash of $819,076 to settle current liabilities of $10,732,028 which fall due for payment within twelve months of the statement of financial position. As of July 31, 2025, we had cash of $3,446,111 to settle current liabilities of $11,847,575 which fall due for payment within twelve months of the statement of financial position. All of our contractual obligations are current and due within one year.

Refer to “— Liquidity and Capital Resources” above.

Market Risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or value of its holdings or financial instruments.  At October 31, 2025, the Company has minimal exposure to these risks.

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

Capital Management

Capital is comprised of our shareholders’ (deficiency) and any debt that we may issue. Our objectives when managing capital are to maintain financial strength and to protect our ability to meet ongoing liabilities, to continue as a going concern, to maintain creditworthiness and to maximize returns for our shareholders over the long term. Protecting the ability to pay current and future liabilities includes maintaining capital above minimum regulatory levels, current financial strength rating requirements and internally determined capital guidelines and calculated risk management levels. We manage capital structure to maximize financial flexibility by making adjustments in response to changes in economic conditions and the risk characteristics of the underlying assets and business opportunities. We do not presently utilize any quantitative measures to monitor our capital, but rather we rely on our management’s expertise to sustain the future development of the business. Management reviews its capital management approach on an ongoing basis and believes that this approach, given our size, is reasonable.

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

Evaluation of Disclosure of Controls and Procedures

Based on an evaluation as of October 31, 2025, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting as described below. There have been no changes during the three months ended October 31, 2025.

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

Strategic Partnership Agreement

On October 28, 2025, the “Company, and Devvio, Inc., a corporation organized under the laws of Delaware (“Devvio”) entered into a fourth amendment (the “Fourth Amendment”) to that Strategic Partnership Agreement dated November 28, 2021, as amended by (i) Amendment No. 1 dated November 30, 2021, (ii) Amendment No. 2 dated September 12, 2023, and (iii) Amendment No. 3 dated July 8, 2024 (collectively, the “Strategic Partnership Agreement”).

The Fourth Amendment provides that the existing rights and obligations under the Strategic Partnership Agreement, with the exception of confidentiality obligations and the obligations set forth in the Fourth Amendment, are fully settled, discharged and of no further force or effect. The Fourth Amendment establishes a Strategic Token Program between the parties whereby DevvStream agrees to purchase DevvE tokens annually in the amount of $1,000,000 in 2025 and $1,270,00 in each of 2026 and 2027 (each such amount, the “Purchase Amount”). In exchange, and as part of the Strategic Token Program, DevvStream shall receive warrants to acquire additional DevvE tokens equal to twenty-five percent (25%) of the Purchase Amount which shall be exercisable at the same 10-day VWAP price that was used to determine the number of tokens purchased.

Subsequent Events

Nasdaq Notification Letter

On November 18, 2025, the Company received a notification letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that its net income from continuing operations had fallen below the minimum requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(3) (the “Minimum Net Income Requirement”) and that the Company does not meet the alternatives of market value of listed securities or stockholders’ equity (collectively with the Minimum Net Income Requirement, the “Continued Listing Standards”). In accordance with Nasdaq Listing Rule 5810(c)(2)(C), the Company has until January 2, 2026, which is 45 calendar days from the date the Notice was received, to provide Nasdaq with a plan to regain compliance with the Continued Listing Standards (the “Compliance Plan”).

If Nasdaq accepts the Compliance Plan, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice for the Company to evidence compliance. If Nasdaq does not accept the Compliance Plan, then the Nasdaq staff will provide written notification to the Company that its common stock will be subject to delisting. The Company may appeal Nasdaq’s rejection of the Compliance Plan and any such determination to delist its securities, but there can be no assurance that any such appeal would be successful. The Company intends to submit the Compliance Plan to Nasdaq within the required time period. There can be no assurance that Nasdaq will accept the Compliance Plan, that the Company will be successful in achieving its Compliance Plan, or that the Company will be able to regain or maintain compliance with the Continued Listing Standards.

Neither the Notice nor the Company’s non-compliance have an immediate effect on the listing or trading of the Company’s common stock, which will continue to trade on The Nasdaq Capital Market under the symbol “DEVS.”

Merger Agreement

On December 3, 2025, the Company entered into the Merger Agreement, by and among the Company, Southern, and Merger SubCo. The terms of the Merger and the related Transactions, which contain customary representations and warranties, covenants and closing conditions, are summarized below. Capitalized terms used in this Quarterly Report on Form 10-Q but not otherwise defined herein have the meanings given to them in Merger Agreement.

The Transactions are structured as follows:

(a)
concurrent with the signing of the Merger Agreement,  the Southern Investor purchased the Pre-Domestication Company Shares at a price per share of $15.58, for an aggregate equity investment of approximately $2,000,000;

(b)	prior to the Effective Time of the Merger, the Company will migrate to and domesticate as a Delaware corporation; and
(c)
at the Effective Time, Merger SubCo will merge with and into Southern with Southern surviving the merger as the surviving corporation, pursuant to which existing equity in Southern will be exchanged for equity in the Company resulting in shareholders of Southern (the “Southern Shareholders”) holding, inclusive of the PIPE Shares, seventy percent (70%) of the Company Shares on a fully-diluted basis upon completion of the Transactions (but without regard to any Company Shares reserved for issuance under the Company Equity Incentive Plan that are not subject to any option, grant or other award thereunder).

Registration Rights Pursuant to the Merger Agreement, the Company has agreed to promptly after the Closing of the Merger , register the resale of the shares issued to Southern’s shareholders in the Merger who are deemed to be an affiliate of the Company immediately after the Closing of the Merger.

Domestication

In connection with the Domestication, (i) each issued and outstanding Pre-Domestication Company Share will convert automatically, on a one-for-one basis, into one share of common stock of the Company following the Domestication, par value $0.0001 per share (the “Post-Domestication Company Shares” and, together with the Pre-Domestication Company Shares, the “Company Shares,” as applicable), (ii) each issued and outstanding Company Convertible Security and Company Warrants that are exercisable for, or convertible into, Pre-Domestication Company Shares will convert automatically, on a one-for-one basis, into a convertible security or warrant (as applicable) that is exercisable for or convertible into an equivalent number of Post-Domestication Company Shares on terms that are substantially similar to the terms of the Company Convertible Security and Company Warrant so converted, and (iii) all the property, rights, privileges, agreements, powers and franchises, debts, Liabilities, duties and obligations of the Company immediately prior to the Domestication (including under the Transaction Documents) will continue and will be the property, rights, privileges, agreements, powers and franchises, debts, Liabilities, duties and obligations of the Company following the Domestication.

Merger Proxy Statement/Prospectus and Stockholder Meeting

As promptly as practicable after the execution of the Merger Agreement, (i) the Company and Southern will prepare a registration statement on Form S-4 or other appropriate form in connection with the issuance of the Post-Domestication Company Shares in the Merger (including any amendments or supplements thereto) (the “Registration Statement”); and (ii) the Company will cause the Registration Statement and such other documents to be filed or furnished with the Securities Authorities and Nasdaq, as applicable and required by Law and the rules of the Nasdaq, respectively, and disseminated to each Company Shareholder and Southern Shareholder and other Person as required by Law. Promptly following the Registration Statement being declared effective, and within the time period provided in the proxy statement/prospectus contained therein, the Company will convene and conduct its special meeting of Company Shareholders to consider the Transactions.

Merger Closing

The consummation of the Merger will be on a date no later than two Business Days following the satisfaction or waiver of all of the closing conditions.

Merger Representations, Warranties and Covenants

The Merger Agreement contains customary representations and warranties of the Company, Southern and Merger SubCo relating to, among other things, their ability and authority to enter into the Merger Agreement and their capitalization and operations. The parties have also agreed to customary covenants including, without limitation, in connection with required regulatory filings for the Merger, requirements regarding Alternative Transaction proposals, certain restrictions on the operations of the Company and Southern prior to the Closing and the delivery of certain financial statements. In addition, prior to the Effective Time, (i) the Company may elect, with Southern’s prior consent, to undertake a re-organization so long as such re-organization does not among other things, have material adverse consequences to the Company or the Company Shareholders and (ii) Southern shall use commercially reasonable efforts to enter into one or more binding, long-term offtake agreements in connection with its development of biomass to fuel plant in or around St. Charles Parish, Louisiana (the “Plant”).

Merger Proxy Statement/Prospectus and Stockholder Meeting

As promptly as practicable after the execution of the Merger Agreement, (i) the Company and Southern will prepare a registration statement on Form S-4 or other appropriate form in connection with the issuance of the Post-Domestication Company Shares in the Merger (including any amendments or supplements thereto) (the “Registration Statement”); and (ii) the Company will cause the Registration Statement and such other documents to be filed or furnished with the Securities Authorities and Nasdaq, as applicable and required by Law and the rules of the Nasdaq, respectively, and disseminated to each Company Shareholder and Southern Shareholder and other Person as required by Law. Promptly following the Registration Statement being declared effective, and within the time period provided in the proxy statement/prospectus contained therein, the Company will convene and conduct its special meeting of Company Shareholders to consider the Transactions.

Merger Closing

The consummation of the Merger will be on a date no later than two Business Days following the satisfaction or waiver of all of the closing conditions.

Merger Representations, Warranties and Covenants

The Merger Agreement contains customary representations and warranties of the Company, Southern and Merger SubCo relating to, among other things, their ability and authority to enter into the Merger Agreement and their capitalization and operations. The parties have also agreed to customary covenants including, without limitation, in connection with required regulatory filings for the Merger, requirements regarding Alternative Transaction proposals, certain restrictions on the operations of the Company and Southern prior to the Closing and the delivery of certain financial statements. In addition, prior to the Effective Time, (i) the Company may elect, with Southern’s prior consent, to undertake a re-organization so long as such re-organization does not among other things, have material adverse consequences to the Company or the Company Shareholders and (ii) Southern shall use commercially reasonable efforts to enter into one or more binding, long-term offtake agreements in connection with its development of biomass to fuel plant in or around St. Charles Parish, Louisiana (the “Plant”).

Termination Generally

The Merger Agreement contains certain termination rights, including, among others:

•
termination by either the Company or Southern: (a) upon mutual written consent; (b) if the requisite Company Shareholders fail to approve the Company Resolutions; (c) Laws or Orders prohibit or enjoin the consummation of the Transactions that have become final and nonappealable; or (d) the Effective Time does not occur on or prior to that date that is the nine (9) month anniversary of the date of the Agreement (the “Outside Date”), subject to a one-time thirty (30)-day extension if the parties mutually agree and a 60-day extension by the Company or Southern if the Registration is not declared effective by the Outside Date;

•
termination by the Company: (a) if Southern has an uncured material breach; (b) the Company enters into a Superior Proposal prior to the approval by the Company Shareholders of the Merger; or (c) there has been a Southern Material Adverse Effect; and

•
termination by Southern: (a) if the Company has an uncured material breach; (b) the Company’s Board of Directors changes its recommendation in certain circumstances in favor of the Merger or enters into a Superior proposal; or (c) there has been a Company Material Adverse Effect.

Termination Fee

The Company will owe a termination fee to Southern equal to 3.1% of the product of the Company Shares outstanding as of the date of termination and the volume weighted average price of the Company Shares for then ten (10) trading day period ending on the date of termination if:

•
(A) the Merger Agreement is terminated (1) by either Southern or the Company because the requisite Company Shareholders fail to approve the Company Resolutions, (2) by either Southern or the Company because the Outside Date has passed or (3) by Southern because the Company has an uncured material breach, (B) an Acquisition Proposal has been publicly disclosed or made known to the Company prior to such termination and (C) concurrently with or within 12 months after the date of any such termination, (x) the Company or any Company Subsidiary enters into a definitive agreement to effect any Acquisition Proposal or (y) any Acquisition Proposal is consummated;

•
Southern terminates the Merger Agreement because the Company’s Board of Directors changes its recommendation in certain circumstances in favor of the Merger or approves, recommends or authorizes the Company to enter into a written agreement concerning a Superior Proposal; or

•	The Company terminates the Merger Agreement to enter into a Superior Proposal.

Termination Reimbursement

If the Merger Agreement is terminated by the Company or Southern because the requisite Company Shareholders fail to approve the Company Resolutions, the Company shall reimburse Southern its reasonable, documented expenses in an amount not to exceed 1% of the product of the Company Shares outstanding as of the date of termination and the volume weighted average price of the Company Shares for then ten (10) trading day period ending on the date of termination.

Other Expenses

Company and Southern will each pay 50% of any filing fees payable for or in respect of any application, notification or other filing made in respect of the Transactions, including any fees, costs and expenses in connection with (i) the preparation, filing and approval by the SEC of the Registration Statement and (ii) the preparation and of filing with a Governmental Authority of any antitrust filings.

Support & Lock-Up Agreements

In connection with signing the Merger, (i) the Company, Southern and the Core Company Securityholders each entered into Company Support & Lock-Up Agreement and (ii) the Company, Southern and the Southern Investor as of the date of the Agreement (the “Signing Southern Shareholder”) entered into the Southern Support & Lock-Up Agreement (collectively, the “Support & Lock-Up Agreement), each dated December 3, 2025, pursuant to which (i) each of the Core Company Securityholders and the Signing Southern Shareholder agreed to vote any Company Shares held by him, her or it in favor of the Transactions, and provided customary representations and warranties and covenants related to the foregoing, and (ii) each of the Core Company Securityholders and the Signing Southern Shareholder has agreed to certain transfer and lock-up restrictions.

ELOC Agreement Side Letter

Additionally, in connection with the Merger Agreement, on December 3, 2025, the Company and Helena entered into the Side Letter  pursuant to which, among other things, they amended (i) the Convertible Note Purchase Agreement entered into as of July 18, 2025 by and between the Company and Helena, (ii) the Convertible Promissory Note, dated July 18, 2025, issued by the Company in favor of Helena, and (iii) the ELOC Purchase Agreement, dated as of October 29, 2024, as amended, by and between the Company (then known as Focus Impact Acquisition Corp.) and Helena, as follows:

(1)
Provided that no Event of Default (as defined in the Convertible Promissory Note) occurs and that the Company complies with the terms of the Side Letter until February 28, 2026, Helena agrees that on any trading day (i) it will not sell Conversion Shares (as defined in the Convertible Note Purchase Agreement) unless the daily traded volume of the Common Stock is in excess of $1,000,000 on such trading day, and (ii) it will not sell Conversion Shares in an amount in excess of 10% of the volume of the Common Stock traded on such trading day.

(2)
The Company agrees that it will submit Advance Notices (as defined in the ELOC Purchase Agreement) pursuant to the ELOC Purchase Agreement in aggregate amount equal so that the Company receives net proceeds of no less than $7,500,000 prior to February 28, 2026.

(3)
The Company will use its best efforts to comply with Article VII of the ELOC Purchase Agreement so that it is able to submit Advance Notices thereunder in a manner compliant with the ELOC Purchase Agreement.

Further, pursuant to the Side Letter, the Company acknowledged that if after the date of the Side Letter an Event of Default occurs under the Convertible Promissory Note or if the Company is not able to submit Advance Notices in a manner compliant with Article VII of the ELOC Agreement, for a period of more than five (5) Trading Days due to an action or omission of the Company, Helena shall cease to be bound by the limitations set forth in paragraph 1 above.

PIPE Investment

In connection with the Merger Agreement, on December 3, 2025, the Company entered into the SPA with an investor and current shareholder of Southern (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor an aggregate of 128,370 PIPE Shares, for an aggregate purchase price of approximately $2,000,000 or $15.58 per PIPE Share. The SPA contains customary representations, warranties and covenants of the Company and the Investor.

The PIPE Investment was made in reliance on the private offering exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder. The PIPE Shares have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Company expects to use the net proceeds from the PIPE Investment for general corporate purposes, including transaction-related costs in connection with the Merger and the Domestication. Up to $350,000 of such net proceeds will be used to satisfy Southern’s expenses related to the Transactions.

Registration Rights Agreement

In connection with the PIPE Investment, the Company and the Investor entered into a registration rights agreement, dated as of December 3, 2025 (the “RRA”), pursuant to which the Company agreed to register the resale of the PIPE Shares and the shares to be issued to certain Southern Shareholders in connection with the Merger (and, as applicable, any securities issued or issuable with respect to the PIPE Shares by way of stock split, stock dividend, recapitalization, the Domestication or similar event) as set forth therein.

Pursuant to the RRA, the Company has agreed to promptly after the Closing of the Merger or the termination of the Merger Agreement, as applicable, register the resale of the shares issued in connection with the PIPE as well as the shares issued to Southern’s shareholders in the Merger who are deemed to be the Company’s affiliates immediately after the Closing of the Merger.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended October 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective because we did not design or maintain an effective control environment commensurate with financial reporting requirements. Specifically, we did not consistently have documented evidence of review procedures and, due to resource limitations, did not always maintain segregation of duties between preparing and reviewing analyses, and reconciliations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on November 6, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K.

Risks related to the Merger

The Merger may be delayed or may not be completed, and the Merger Agreement may be terminated in accordance with its terms.

The completion of the merger is subject to the satisfaction or waiver of a number of conditions as specified in the Merger Agreement, including, receipt of clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, approval for the post-merger Company’s initial listing application with Nasdaq, as well as other customary closing conditions. No assurance can be given as to the timing of the satisfaction or waiver of these conditions or that these conditions will be satisfied or waived at all. Accordingly, there can no assurance as to whether or when the Merger will be completed.

In addition, either the Company or Southern may terminate the Merger Agreement under certain circumstances, including if the Merger is not completed by September 3, 2026 (which date may be extended by thirty or sixty days, under certain circumstances).

Litigation relating to the Merger, if any, could delay or prevent the completion of the Merger and result in substantial costs to the Company.

Governmental authorities or other third parties with appropriate standing may file litigation challenging the Merger and seeking an order enjoining or otherwise delaying or prohibiting the completion of the Merger. If any such litigation is successful, then such order may prevent the Merger from being completed, or from being completed within the expected time frame. There can be no assurance that the Company or any other defendants would be successful in the outcome of any potential future lawsuits. Even if a lawsuit is without merit, it could result in substantial costs to the Company and divert management time and resources.

Failure to complete the Merger could negatively impact the Company.

If the Merger is not completed for any reason, the ongoing business and financial condition of the Company may be adversely affected, including in the following ways:

•	the Company may experience negative reactions from the financial markets, including negative impacts on the market price of its common shares;
•	the Company may experience negative reactions from its suppliers, distributors, vendors, customers or other third parties with whom it does business;
•	the Company may experience negative reactions from employees;

•
the Company will have incurred, and may continue to incur, significant costs relating to the Merger, such as investment banking, legal, accounting and financial advisor fees and expenses, that it may not be able to recover;

•
the Company will have expended significant time and resources that could otherwise have been spent on its existing business or the pursuant of other opportunities without realizing any of the potential benefits associated with the Merger; and

•	the Company may face litigation related to the failure to complete the Merger or an enforcement proceeding with respect to its obligations under the Merger Agreement.

In addition, if the Merger Agreement is terminated and the Company seeks an alternative transaction, there can be no guarantee that it will be able to find or complete an alternative transaction on more attractive terms than the Merger or at all.

The Merger Agreement restricts the Company’s business activities prior to the completion of the Merger.

The Merger Agreement places certain restrictions on the operations of the Company and restricts the Company and taking certain other specified actions without the consent of Southern until the completion of the Merger or the termination of the Merger Agreement. These restrictions, which could be in place for an extended period of time if the completion of the Merger is delayed, could prevent the Company from pursuing attractive business opportunities that may arise prior to completion of the Merger or from making appropriate changes to business or organizational structure. This could in turn adversely impact the Company’s results of operations, financial condition and cash flows.

The Merger, including uncertainty regarding the Merger, could disrupt the Company’s business relationships and adversely affect the Company’s ability to effectively manage its business.

As discussed above, the completion of the Merger is subject to the satisfaction or waiver of several conditions. Many of these conditions are outside the Company’s control. Furthermore, both the Company and Southern have certain rights to terminate the Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause customers, suppliers, vendors, strategic partners or other parties that have business relationships with the Company to delay or defer entering into contracts with, or making other decisions concerning, the Company or to seek to change or cancel existing business relationships with the Company, which could negatively affect the Company’s business regardless of whether the Merger is ultimately completed. This could in turn adversely impact the Company’s results of operations, financial condition and cash flows.

The Merger, regardless of whether it is completed, will continue to divert resources from ordinary operations, which could adversely affect the Company’s business.

The Company has diverted the attention of management and other resources to the Merger. Whether or not the Merger is completed, the pendency of the Merger will continue to divert the attention of management and other resources from day-to-day operations to the completion of the Merger. This diversion of management attention and other resources could adversely affect the Company’s ongoing business regardless of whether the Merger is completed.

The Company has incurred and expects to continue to incur significant merger-related costs.

The Company has incurred and expects to continue to incur a number of non-recurring costs associated with negotiating and completing the Merger. These costs and expenses have been, and will continue to be, significant. These costs and expenses include fees paid or payable to financial, legal and accounting advisors, potential employment-related costs, filing fees, printing expenses and other related charges. Some of these costs are payable by the Company regardless of whether the Merger is completed. While the Company has assumed that a certain level of expenses would be incurred in connection with the Merger, there are many factors beyond its control that could affect the total amount or the timing of these expenses. These costs and expenses could adversely impact the Company’s financial condition and liquidity.

Uncertainties associated with the Merger could negatively impact the Company’s ability to attract, motivate and retain management personnel and other key employees.

Competition for qualified personnel can be intense. Current and prospective employees of the Company may experience uncertainty about their future role until strategies with regard to these employees are announced or executed, which may impair the Company’s ability to attract, retain and motivate key management, sales, marketing, and other personnel prior to completion of the Merger. Employee retention may be particularly challenging as employees may experience uncertainty about their future roles with the combined company. If the Company is unable to retain personnel, including key management personnel, it could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs.

Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our common shares, negatively impact the price of our common shares and negatively impact our ability to raise additional capital.

On November 18, 2025, DevvStream Corp. (the “Company”) received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that its net income from continuing operations had fallen below the minimum requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(3) (the “Minimum Net Income Requirement”) and that the Company does not meet the alternatives of market value of listed securities or stockholders’ equity (collectively with the Minimum Net Income Requirement, the “Continued Listing Standards”). In accordance with Nasdaq Listing Rule 5810(c)(2)(C), the Company has until January 2, 2026, which is 45 calendar days from the date the Notice was received, to provide Nasdaq with a plan to regain compliance with the Continued Listing Standards (the “Compliance Plan”).

If Nasdaq accepts the Compliance Plan, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice for the Company to evidence compliance. If Nasdaq does not accept the Compliance Plan, then the Nasdaq staff will provide written notification to the Company that its common shares will be subject to delisting. The Company may appeal Nasdaq’s rejection of the Compliance Plan and any such determination to delist its securities, but there can be no assurance that any such appeal would be successful. The Company intends to submit the Compliance Plan to Nasdaq within the required time period. There can be no assurance that Nasdaq will accept the Compliance Plan, that the Company will be successful in achieving its Compliance Plan, or that the Company will be able to regain or maintain compliance with the Continued Listing Standards.

If our common shares are delisted, it could reduce the price of our common shares and the levels of liquidity available to our stockholders. In addition, the delisting of our common shares could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our common shares could materially adversely affect our ability to raise capital. Delisting from The Nasdaq Capital Market could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Between August 1, 2025 and October 31, 2025, the Company issued shares of its common stock to Helena pursuant to the Company’s existing Equity Line of Credit (“ELOC”) facility. The issuances were made as drawdowns under the ELOC in exchange for cash proceeds used primarily for working capital and, in certain cases, to fund payments toward the Company’s convertible note obligations under the Helena Note Purchase Agreement. The shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, as transactions not involving a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

During the quarter ended October 31, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

2.4
Waiver to Certain Business Combination Conditions Precedent, dated October 29, 2024, by and between FIAC, Amalco Sub and DevvStream (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed by FIAC on October 30, 2024).

2.5
Merger Agreement, dated as of December 3, 2025, by and among the Company, Southern Energy Renewables, Inc. and Sierra Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on December 3, 2025).

3.1	Certificate of Continuance of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by DevvStream on November 13, 2024).
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by DevvStream on August 7, 2025).
3.3	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed by FIAC on June 3, 2021).
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

10.4+	DevvStream Corp. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on January 23, 2025).
10.5	Form of DevvStream Corp. Indemnification Agreement (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4, filed by FIAC on March 11 2024).

Exhibit Number	Description

10.6
Amendment No. 3 to the Strategic Partnership Agreement, dated July 8, 2024, between Devvio, Inc. and DevvStream, Inc. (f/k/a DevvESG Streaming, Inc.) (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4, filed by FIAC on July 11, 2024).

10.7
Sponsor Side Letter, dated as of September 12, 2023, by and among FIAC and Focus Impact Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by FIAC on September 13, 2023).

10.8
Amendment No. 1 to the Sponsor Side Letter, dated as of May 1, 2024, by and among FIAC and Focus Impact Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by FIAC on May 2, 2024)

10.9
Amendment No. 2 to Sponsor Letter Agreement, dated October 29, 2024, by and between FIAC and the Sponsor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by FIAC on October 30, 2024).

10.10
Contribution and Exchange Agreement, dated October 29, 2024, by and among FIAC, DevvStream and Crestmont (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by FIAC on October 30, 2024).

10.11	Form of PIPE Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by FIAC on October 30, 2024).
10.12	Form of Carbon Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by FIAC on October 30, 2024).
10.13
Amended and Restated Registration Rights Agreement, dated November 6, 2024, by and among FIAC, the Sponsor and certain other legacy DevvStream holders (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).

10.14
Registration Rights Agreement, dated October 29, 2024, by and between FIAC and Karbon-X Corp (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by FIAC on October 30, 2024).

10.15
Form of Company Support & Lock-Up Agreement, by and between FIAC, the Sponsor and certain other legacy DevvStream holders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by FIAC on September 13, 2023).

10.16
Purchase Agreement, dated October 29, 2024, by and between FIAC, Helena Global Investment Opportunities I Ltd. and the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed by FIAC on October 30, 2024).

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

10.19
Strategic Consulting Agreement, dated November 13, 2024, by and between DevvStream Corp. and Focus Impact Partners, LLC (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).

10.20	Form of New Convertible Note (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).
10.21
Security Agreement, dated December 18, 2024, by and among DevvStream Corp., Focus Impact Sponsor, LLC and Focus Impact Partners, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by New PubCo on December 19, 2024).

10.22	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by on July 22, 2025).
10.23	Form of Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by on July 22, 2025).
10.24	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by on July 22, 2025).
10.25	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by on July 22, 2025).

10.26	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by on July 22, 2025).
10.27	Amendment to Rights Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by on August 21, 2025).
10.28	Crypto Control Account Agreement (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1/A, on September 30, 2025).
10.29	Master Purchase Agreement (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1/A, on September 30, 2025).
10.30	Custodial Agreement (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1/A, on September 30, 2025).
10.31	Consulting Agreement with FRNT (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1/A, on September 30, 2025).
10.32
Amendment to Securities Purchase Agreement dated October 27, 2025 by and between the Company and Helena Global Investment Opportunities I Ltd. (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K, on November 6, 2025).

10.33
Amendment to Promissory Note dated October 27, 2025 by and between the Company and Helena Global Investment Opportunities I Ltd. (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K, on November 6, 2025).

10.34
Fourth Amendment to Strategic Partnership Agreement, dated October 27, 2025, between Devvio, Inc. and DevvStream, Inc. (f/k/a DevvESG Streaming, Inc.) (incorporated by reference to Exhibit 10.1 to the to the Current Report on Form 8-K, filed by on November 3, 2025).

10.35
Securities Purchase Agreement, dated as of December 3, 2025, by and between the Company and EEME Energy SPV I LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on December 3, 2025).

10.36
Registration Rights Agreement, dated as of December 3, 2025, by and between the Company and EEME Energy SPV I LLC. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on December 3, 2025).

10.37	Form of Company Support & Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on December 3, 2025).
10.38	Form of Southern Support & Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed on December 3, 2025).
21.1	List of Subsidiaries of DevvStream (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of December, 2025.

DEVVSTREAM CORP.

/s/ David Goertz
Name:	David Goertz
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)