Form 10-Q
period 2026-01-31
DevvStream Corp.
filed 2026-03-13
CIK 1854480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

As of March 12, 2026, 5,335,682 common shares were issued and outstanding.

DEVVSTREAM CORP.
Quarterly Report on Form 10-Q

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Interim Balance Sheets as of January 31, 2026 (unaudited) and July 31, 2025	3

	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and six months ended January 31, 2026 and 2025 (unaudited)	4

	Condensed Consolidated Interim Statements of Changes in Shareholders’ Deficiency for the three and six months ended January 31, 2026 and 2025 (unaudited)	5

	Condensed Consolidated Interim Statements of Cash Flows for the three and six months ended January 31, 2026 and 2025 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54

Item 4.	Evaluation of Controls and Procedures	54

PART II – OTHER INFORMATION		55

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	58

SIGNATURES		62

2

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements

DevvStream Corp.
Condensed Consolidated Interim Financial Statements
(Expressed in United States dollars)
For the six months ended January 31, 2026 and 2025
(unaudited)

On August 8, 2025, the Company effected a 1-for-10 reverse stock split of its outstanding common stock. All share and per share amounts in these consolidated financial statements and related footnotes have been retroactively adjusted to reflect the reverse stock split for all periods presented, unless otherwise indicated (the “Reverse Stock Split”).

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited - Expressed in United States dollars)

As at	January 31, 2026	July 31, 2025

ASSETS
Current assets
Cash	$815,707	$3,446,111
Trade receivable	7,700	7,360
GST receivable	158,187	140,646
Corporate taxes receivable	171,573	171,573
Deferred financing costs	138,720	138,720
Prepaid expenses	511,149	175,896
Deposit on carbon credits purchase	123,649	173,649
Carbon credits	115,128	83,672
Total current assets	2,041,813	4,337,627

Restricted cash	1,279,900	6,405,000
Cryptocurrencies – restricted	3,052,273	-
Deferred financing costs, long-term	102,995	172,925
Deposit on carbon credits purchase, long-term	247,754	247,754
Investment in associate	607,812	707,989
Total assets	$7,332,547	$11,871,295

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$10,212,784	$10,682,665
Accounts payable and accrued liabilities – related parties	90,318	794,990
Convertible debentures	8,637,692	-
Convertible debentures – related parties	4,393,363	375,027
Derivative liabilities	74,000	72,500
Warrant liabilities	1,868,874	5,626,473
Stock option liabilities	32,042	133,465
Stop loss provision liabilities	1,114,575	1,065,235
Total current liabilities	26,423,648	18,750,355

Convertible debentures, long term	-	8,800,339
Convertible debentures – related parties, long term	184,031	3,914,146
Total liabilities	26,607,679	31,464,840

Shareholders’ deficiency
Common shares (No par value, Unlimited common shares authorized; 4,881,012 common shares issued and outstanding) (July 31, 2025 – 3,541,668)	-	-
Additional paid in capital	18,429,564	14,174,914
Subscription receivable	(20,000)	(20,000)
Accumulated other comprehensive income	44,873	45,001
Deficit	(37,729,569)	(33,793,460)
Total shareholders’ deficiency	(19,275,132)	(19,593,545)
Total liabilities and shareholders’ deficiency	$7,332,547	$11,871,295

Going concern (Note 2(b))
Commitments and contingencies (Note 17)
Subsequent events (Note 18)

See accompanying notes to the condensed consolidated interim financial statements

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - Expressed in United States dollars)

	Six months ended January 31,	Six months ended January 31,	Three months ended January 31,	Three months ended January 31,
	2026	2025	2026	2025
Revenue	$8,143	$-	$7,043	$-
Cost of sales	(8,657)	-	(6,773)	-
Gross profit	(514)	-	270	-

Operating expenses
Sales and marketing	196,461	676,692	147,423	404,797
Depreciation	-	722	-	361
General and administrative	775,443	391,405	196,876	334,070
Professional fees	3,270,853	6,005,398	2,107,203	4,596,025
Salaries and wages	177,803	659,344	182,353	171,086
Total operating expenses	(4,420,560)	(7,733,561)	(2,633,855)	(5,506,339)

Other income (expenses)
Staking income	40,245	-	25,911	-
Interest expense	(557,771)	(76,601)	(286,571)	(63,861)
Accretion expense	(468,111)	(168,945)	(238,096)	(124,380)
Change in fair value of derivative liabilities	(1,500)	719,000	-	2,067,350
Change in fair value of warrant liabilities	3,757,599	9,223	1,474,301	497,355
Change in fair value of mandatory convertible debentures	-	70,500	-	-
Stop-loss provision loss	(49,340)	(1,024,713)	(19,810)	(1,024,713)
Equity loss on investment in associate	(100,177)	(106,850)	(10,610)	(106,850)
Gain on share settlement	-	899,015	-	907,392
Gain on settlement of debt	17,007	-	-	-
Impairment of carbon credits	(12,968)	(1,207,800)	(12,968)	(1,207,800)
Loss on revaluation of cryptocurrencies	(2,113,072)	-	(1,689,591)	-
Foreign exchange gain (loss)	(26,947)	6,672	(23,544)	4,220
Net loss	$(3,936,109)	$(8,614,060)	$(3,414,563)	$(4,557,626)

Other comprehensive gain (loss)
Foreign currency translation	(128)	1,808	(224)	313
Net loss and comprehensive loss	(3,936,237)	(8,612,252)	(3,414,787)	(4,557,313)

Weighted average number of common shares outstanding – Basic and diluted	4,005,252	1,932,110	4,256,901	2,699,104

Loss per share – Basic and diluted	$(0.98)	$(4.46)	$(0.80)	$(1.69)

See accompanying notes to the condensed consolidated interim financial statements.

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
(Unaudited - Expressed in United States dollars)

	Number of Shares	Additional Paid-in Capital	Subscription receivable	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficiency)
Balance, July 31, 2024	1,163,871	$13,321,266	$-	$(21,726,229)	$43,553	$(8,361,410)
Share based compensation - RSUs	-	245,705	-	-	-	245,705
Share based compensation - Options	-	47,191	-	-	-	47,191
Warrants reclassified to liabilities on change in functional currency	-	(454,571)	-	-	-	(454,571)
Stock options reclassified to liabilities on RTO	-	(330,090)	-	-	-	(330,090)
Conversion option derivative transferred to equity	-	266,000	-	-	-	266,000
Gain on modification of debt with related parties	-	582,167	-	-	-	582,167
Recapitalization on RTO	-	(23,548,887)				(23,548,887)
Shares issued for warrant exercises	9,176	389,729	-	-	-	389,729
Conversion of mandatory convertible debentures	2,244	49,500	-	-	-	49,500
Shares for settlement of debt	342,895	10,888,912	-	-	-	10,888,912
Shares issued in connection with RTO	515,920	3,147,117	-	-	-	3,147,117
Shares issued for acquisition of associate	200,000	1,220,000	-	-	-	1,220,000
Shares issued for PIPE financing	169,480	2,250,000	-	-	-	2,250,000
Shares issued for carbon credit purchases	324,987	1,982,424	-	-	-	1,982,424
Shares issued for ELOC commitment	50,000	305,000	-	-	-	305,000
Shares issued for services	55,729	585,155	-	-	-	585,155
Foreign currency translation	-	-	-	-	1,808	1,808
Net loss	-	-	-	(8,614,060)	-	(8,614,060)
Balance, January 31, 2025	2,834,302	$10,946,618	$-	$(30,340,289)	$45,361	$(19,348,310)

Balance, July 31, 2025	3,541,668	$14,174,914	$(20,000)	$(33,793,460)	$45,001	$(19,593,545)
Cancellation of shares	(26)	-	-	-	-	-
Share based compensation - RSUs	-	79,764	-	-	-	79,764
Share based compensation - Options	-	36,874	-	-	-	36,874
Shares issued for PIPE financing	128,370	2,000,004	-	-	-	2,000,004
Shares issued for ELOC drawdown	1,211,000	2,207,938	-	-	-	2,207,938
Amortization of deferred financing costs	-	(69,930)	-	-	-	(69,930)
Foreign currency translation	-	-	-	-	(128)	(128)
Net loss	-	-	-	(3,936,109)	-	(3,936,109)
Balance, January 31, 2026	4,881,012	$18,429,564	$(20,000)	$(37,729,569)	$44,873	$(19,275,132)

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
(Unaudited - Expressed in United States dollars)

	Number of Shares	Additional Paid-in Capital	Subscription receivable	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficiency)
Balance, October 31, 2024	1,176,887	$13,561,064	$-	$(25,782,663)	$45,048	$(12,176,551)
Share based compensation - RSUs	-	119,362	-	-	-	119,362
Share based compensation - Options	-	(33,702)	-	-	-	(33,702)
Stock options reclassified to liabilities on RTO	-	(330,090)	-	-	-	(330,090)
Conversion option derivative transferred to equity	-	266,000	-	-	-	266,000
Gain on modification of debt with related parties	-	582,167	-	-	-	582,167
Recapitalization on RTO	-	(23,548,887)	-	-	-	(23,548,887)
Shares for settlement of debt	341,299	10,841,008	-	-	-	10,841,008
Shares issued in connection with RTO	515,920	3,147,117	-	-	-	3,147,117
Shares issued for acquisition of associate	200,000	1,220,000	-	-	-	1,220,000
Shares issued for PIPE financing	169,480	2,250,000	-	-	-	2,250,000
Shares issued for carbon credit purchases	324,987	1,982,424	-	-	-	1,982,424
Shares issued for ELOC commitment	50,000	305,000	-	-	-	305,000
Shares issued for services	55,729	585,155	-	-	-	585,155
Foreign currency translation	-	-	-	-	313	313
Net loss	-	-	-	(4,557,626)	-	(4,557,626)
Balance, January 31, 2025	2,834,302	$10,946,618	$-	$(30,340,289)	$45,361	$(19,348,310)

Balance, October 31, 2025	3,841,642	$14,956,881	$(20,000)	$(34,315,006)	$45,097	$(19,333,028)
Share based compensation - RSUs	-	37,869	-	-	-	37,869
Share based compensation - Options	-	18,437	-	-	-	18,437
Shares issued for PIPE financing	128,370	2,000,004	-	-	-	2,000,004
Shares issued for ELOC drawdown	911,000	1,451,338	-	-	-	1,451,338
Amortization of deferred financing costs	-	(34,965)	-	-	-	(34,965)
Foreign currency translation	-	-	-	-	(224)	(224)
Net loss	-	-	-	(3,414,563)	-	(3,414,563)
Balance, January 31, 2026	4,881,012	$18,429,564	$(20,000)	$(37,729,569)	$44,873	$(19,275,132)

See accompanying notes to the condensed consolidated interim financial statements.

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in United States dollars)

For the six months ended January 31,	2026	2025

Operating activities
Net loss for the period	$(3,936,109)	$(8,614,060)
Items not affecting cash:
Depreciation	-	722
Share based compensation	116,638	292,896
Change in fair value of derivative liabilities	1,500	(719,000)
Change in fair value of mandatory convertible debentures	-	(70,500)
Change in fair value of warrant liabilities	(3,757,599)	(9,223)
Change in fair value of stock option liabilities	(101,423)	(177,459)
Staking income	(40,245)	-
Loss on revaluation of cryptocurrencies	2,113,072	-
Loss on investment in associate	100,177	106,850
Gain on settlement of accounts payable	-	(899,015)
Gain on settlement of debt	(17,007)	-
Impairment of carbon credits	12,968	1,207,800
Stop-loss provision loss	49,340	1,024,713
Accrued interest	557,401	76,601
Accretion expense	468,111	168,945
Retirement of carbon credits	50,000	-
Changes in non-cash working capital items:
Trade receivable	(340)	-
GST receivable	(17,541)	(30,689)
Other receivables	-	(171,573)
Carbon credits	(44,424)	(100,000)
Prepaid expenses	(335,253)	(4,008)
Accounts payable and accrued liabilities	(1,157,546)	3,865,220
Net cash used in operating activities	(5,938,280)	(4,051,780)

Investing activities
Cash assumed on RTO	-	1,661,645
Purchase of cryptocurrencies	(5,125,100)	-
Net cash provided by (used in) investing activities	(5,125,100)	1,661,645

Financing activities
Proceeds from convertible debentures	-	67,650
Proceeds from warrant exercise	-	86,237
Proceeds from PIPE financing	2,000,004	2,230,000
Proceeds from ELOC drawdown	1,655,952	-
Repayment of convertible debentures	(347,952)	-
Net cash provided by financing activities	3,308,004	2,383,887

Effect of exchange rate changes on cash	(128)	1,807

Net decrease in cash	(7,755,504)	(4,441)
Cash, Beginning	9,851,111	21,106
Cash, Ending	$2,095,607	$16,665

Presented as:
Cash	$815,707	$16,665
Restricted cash	1,279,900	-
Cash, Ending	$2,095,607	$16,665

Supplemental information:
Taxes paid	$-	$-
Interest paid	$347,952	$-
Fair value of warrants exercised	$-	$389,729
Fair value of securities issued for the RTO (Note 4)	$-	$3,147,118
Fair value of securities issued for settlement of accounts payable	$-	$10,888,912
Fair value of securities issued for services	$-	$585,155
Fair value of securities issued for carbon credits	$-	$1,982,424
Fair value of securities issued for the acquisition of interest in associate	$-	$1,220,000
Fair value of securities issued for ELOC commitment	$-	$305,000
Repayment of convertible debentures from ELOC drawdown proceeds	$551,986	$-

See accompanying notes to the condensed consolidated interim financial statements

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

1.
Nature of operations

DevvStream Corp. (formerly Focus Impact Acquisition Corp.) (the “Company” or “Devv Corp.”) is a company existing under the Business Corporations Act of Alberta, Canada. The head office is located at 2133 – 1177 West Hastings Street, Vancouver, BC V6E 2K3 and its records and registered office is located at #1700, 421 – 7th Avenue S.W., Calgary, Alberta, T2P 4K9.

The Company was a special purpose acquisition corporation incorporated in Delaware, the United States, on February 23, 2021, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more business (“Initial Business Combination”). On November 6, 2024, the Company completed a reverse takeover (“RTO”) with DevvStream Holdings Inc. (“Devv Holdings”) (Note 4) pursuant to a business combination agreement (“BCA”) entered into on September 12, 2023 (and as amended on May 1, 2024, August 10, 2024 and October 29, 2024). The transaction is also referred to as the “De-SPAC” transaction. The Company was redomiciled as an Alberta company as part of the De-SPAC transaction. Devv Holdings is an Environmental Social and Governance (“ESG”) principled, high-tech, impact investing company focused on high quality and high return carbon credit generating projects. Devv Holdings is deemed as the acquirer for accounting purposes, and therefore its assets, liabilities and operations are included in the consolidated financial statements at their historical carrying values. The Company’s operations are considered to be a continuance of the business and operations of Devv Holdings, with the Company’s operations being included from November 6, 2024, the closing date of the De-SPAC transaction, onwards.

The Company is a public company which is listed on the Nasdaq Stock Exchange (“NASDAQ”) under the symbol “DEVS”.

2.
Basis of preparation

(a) Statement of compliance

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions in Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”), effective for the six months ended January 31, 2026.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

2.
Basis of preparation (continued)

(b) Going concern

These unaudited condensed consolidated interim financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. As at January 31, 2026, the Company has a working capital deficit, has incurred negative cash flows and losses since inception, and has generated limited revenues to date. The Company’s ability to continue its operations, realize its assets at their carrying values and discharge its liabilities is dependent upon its ability to raise adequate financing from external sources and generate profits and positive cash flows from operations.

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

As of January 31, 2026, the Company’s subsidiaries were:

Name of subsidiary	Place of incorporation	Ownership
Devv Holdings	British Columbia, Canada	100%
Devvstream, Inc. (“DESG”)	Delaware, USA	100%
DevvESG Streaming Finco Ltd (“Finco”)	British Columbia, Canada	100%
Sierra Merger Sub, Inc.	Delaware, USA	100%

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
For the three and six months ended January 31, 2026 and 2025

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

2.
Basis of preparation (continued)

(g)
Emerging growth company (continued)

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
For the three and six months ended January 31, 2026 and 2025

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
For the three and six months ended January 31, 2026 and 2025

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

Registration rights agreement

In connection with the De-SPAC transaction, on November 6, 2024, the Company, Focus Impact Sponsor, and certain historical holders of Devv Holdings securities entered into an Amended and Restated Registration Rights Agreement, pursuant to which, among other things, the historical holders of Devv Holdings securities and Focus Impact Sponsor were granted customary registration rights with respect to the securities of the Company that they hold.

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

Stop-loss provision

All of the agreements contain adjustment clauses whereby if the Company’s share price falls below the respective purchase prices outlined in the agreements, in the 12 to 18 months following the agreements, the Company is obligated to issue additional shares to cover the shortfall. The Company has assessed that the potential liability associated with the stop-loss provision for carbon credits received as of January 31, 2026 is $1,114,575, based on the closing market price of the Company’s shares on that date.

Deposit on carbon credits

Consideration paid of $371,403 related to the future delivery of carbon credits is recorded as a deposit on carbon credits, of which $271,403 relate to a contract containing a stop-loss provision. The stop-loss provision related to these contracts has not been recognized. As there is not yet certainty to the delivery of the credits, the obligation to issue additional shares is not probable as at January 31, 2026.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

5.
Carbon credits (continued)

Retirement of carbon credits

On June 20, 2025, the Company entered into an agreement to purchase 16,500 carbon credits from a vendor at a unit price of $6.06, for a total purchase consideration of $100,000. Under the terms of the agreement, the vendor is required to retire 50% of the credits on behalf of the Company within five (5) days of payment confirmation, and transfer the remainder to the Company. As of January 31, 2026, full consideration of $100,000 has been paid. On August 14, 2025, the vendor retired 50% of the purchased credits (8,250 credits) on behalf of the Company to offset the Company’s carbon footprints. Accordingly, an environmental expense of $50,000 has been recorded during the six months ended January 31, 2026. The remaining 8,250 carbon credits have been fully delivered to the Company on January 21, 2026.

Impairment of carbon credits

During the six months ended January 31, 2026, the Company identified indicators that the NRV of certain carbon credits had declined below their carrying values due to changes in market pricing. As a result, the Company wrote down the affected carbon credits to their NRV. The impairment recognized during the six months ended January 31, 2026 amounted to $12,968.

The impairment was recognized as impairment of carbon credits in the consolidated statements of operations and comprehensive loss. The write-down establishes a new cost basis for the impaired carbon credits, which will not be subsequently reversed in future periods, even if market prices recover, in accordance with US GAAP.

6.
Cryptocurrencies

The Company holds cryptocurrency assets and related cash balances with Bitgo Trust Company, Inc., a cryptocurrency exchange which is a South Dakota chartered trust company. These holdings are subject to collateral requirements associated with the Company’s convertible debentures issued to Helena, the proceeds of which were used to fund the Bitgo account (Note 10).

Under the terms of this financing arrangement, all cryptocurrency and cash maintained with Bitgo are restricted to secure the Helena convertible debt until the fair value of the Company’s cryptocurrency holdings exceeds $20 million (the “Threshold Amount”). Helena also maintains a first preference claim on the Company’s assets until the Threshold Amount is met. Once the Threshold Amount is achieved, only cryptocurrency holdings up to $20 million in a segregated account remain pledged as security; however, as of January 31, 2026, the Threshold Amount had not been met, and all cryptocurrency and cash balances remained fully restricted.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

6.
Cryptocurrencies (continued)

Activity in cryptocurrency holdings during the six months ended January 31, 2026 was as follows:

	Bitcoin	Solana	USDC	Total
Balance, August 1, 2025	$-	$-	$-	$-
Purchases	2,562,500	2,562,500	100	5,125,100
Staking income earned	-	40,245	-	40,245
Fair value loss	(814,828)	(1,298,244)	-	(2,113,072)
Balance, January 31, 2026	$1,747,672	$1,304,501	$100	$3,052,273

As at January 31, 2026, the Company held 22.229041 BTC, 12,371.78 SOL and 99.959976 USDC, with fair values of $78,621.12 per BTC, $1 per USDC and $105.44 per SOL. The Company also held $1,279,900 in cash in the Bitgo account (Note 10). All cryptocurrency and cash balances are presented as non-current assets, as management does not expect to liquidate these assets within the next twelve months and the balances are pledged as collateral for long-term debt, in accordance with ASC 210-10-45.

The Company participates in staking activities for Solana. Staked Solana remains recognized as an asset of the Company because delegation to validators does not transfer control of the underlying tokens, and the criteria for derecognition under ASC 350-10-40 are not met. Staking rewards are recognized in earnings when earned and measured at fair value on the date earned. During the period, the Company earned 260.80 SOL, with a total fair value of $40,245.

7.
Investment in associate

On November 6, 2024, the Company received 2,000,000 shares in FCS, in connection with an agreement to acquire a stake in FCS in exchange for 200,000 shares of the Company that was entered into on October 28, 2024. At the time of acquisition, the 2,000,000 shares of FCS received by the Company represented 50% of shares outstanding, and the initial balance of investment was determined to be $1,220,000 being the fair value of the shares issued by the Company in consideration for the exchange. As at January 31, 2026, the Company’s share of ownership remained at 50%. Management assessed that the Company has significant influence over FCS based on its share of ownership, and that the investment should be accounted for using the equity method of accounting.

Summarized financial information of FCS and a reconciliation of the carrying amount of the investment set forth in the consolidated balance sheets are set out below:

Summarized balance sheet

January 31, 2026
ASSETS
Cash	$175
Due from related parties	123,075
Start-up costs, net	99,483
Total assets	$222,733

LIABILITIES
Accounts payable and accrued liabilities	$255,388
Convertible notes	1,322,100
Loan to shareholder	1,118
Total liabilities	$1,578,606

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

7.
Investment in associate (continued)

Summarized statement of loss

	For the six months ended January 31, 2026	For the three months ended January 31, 2026
Operating expenses
General and administrative expenses	$2,546	$207
Guaranteed payments	150,899	-
Legal and professional fees	1,749	412
Travel	1,241	-
Amortization	7,869	2,376
Total operating expenses	(164,304)	(2,995)

Interest expenses	(36,050)	(18,225)
Net loss	$(200,354)	$(21,220)
Company’s ownership	50%	50%
Company’s share of loss	$(100,177)	$(10,610)

A continuity of the Company’s investment in associate is as follows:

Balance as at July 31, 2024	$-
Investment by the Company	1,220,000
Company’s share of loss	(512,011)
Balance as at July 31, 2025	$707,989
Company’s share of loss	(100,177)
Balance as at January 31, 2026	$607,812

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

8.
Equity Line of Credit (“ELOC”) (continued)

On March 18, 2025, the Company and Helena I entered into a first amendment to ELOC Agreement, which allows Helena to permit Secondary Advances, as defined in the amendment, as well as to update references to “Common Stock” in the ELOC Agreement to “Common Shares”. On August 4, 2025, the Company and Helena entered into a second amendment to ELOC Agreement, which increased the commitment amount from $40,000,000 to $300,000,000.

On December 3, 2025, the Company entered a side letter with Helena I, amending the terms of the Company’s existing convertible note and ELOC Agreement. The amendment places temporary limits on Helena’s sales of conversion shares, subject to trading-volume conditions, and requires the Company to submit advance notices sufficient to receive at least $7,500,000 in net proceeds under the ELOC prior to February 28, 2026. The Company has not submitted advance notices to receive sufficient net proceeds as of February 28, 2026, as the Company subsequently entered into a binding term sheet for a merger (Note 17), which placed restrictions on further drawdowns of the ELOC by the Company.

As at January 31, 2026, $5,536,019 have been drawn against the ELOC through the issuance of 2,056,700 shares. During the six months ended January 31, 2026, $2,207,938 has been drawn against the ELOC through the issuance of 1,211,000 shares (Note 13).

9.
Accounts payable and accrued liabilities

	January 31, 2026	July 31, 2025
Accounts payable	$1,356,666	$1,113,372
Accrued liabilities	6,345,889	7,059,064
Excise taxes payable	2,410,973	2,410,973
Income taxes payable	99,256	99,256
	10,212,784	10,682,665
Accounts payable, related parties	66,068	271,919
Accrued liabilities, related parties	24,250	523,071
	$10,303,102	$11,477,655

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
●
At a conversion price equal to the greater of (a) $76.50 multiplied by the common conversion ratio as set forth in the BCA (the “Common Conversion Ratio”), and (b) CAD$10.30. The shares are thereafter exchanged for common shares of the Combined Company at the Common Conversion Ratio.
●
If the Company completes the De-SPAC transaction, and the convertible notes are not converted into shares, the maturity date will accelerate and the principal plus interest will become repayable within 10 days after the closing of the De-SPAC transaction.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

10.
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
●
At a conversion price equal to the greater of (a) the 30-day volume weighted average trading price (“VWAP”) of the shares on Cboe Canada stock exchange and (b) CAD$10.30.
●
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

On November 12, 2024, the maturity of the Devvio Tranche was extended to May 30, 2025. As there was no change to the cash flows as a result of this change, the 10% test was not met and therefore, there was no extinguishment of the debt as a result of this change. The Devvio Tranche is outstanding as of January 31, 2026, and the Company is in the process of negotiating a further extension.

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
For the three and six months ended January 31, 2026 and 2025

10.
Convertible debentures (continued)

In the event the Company completes a De-SPAC transaction, the principal amount and accrued interest are convertible into SVS of the Company at the option of the lender, as follows:

●
At a conversion price equal to the greater of (a) a 25% discount to the 20-day VWAP of the shares on the Cboe Exchange multiplied by the Common Conversion Ratio, and (b) $20.00 (the De-SPAC Floor Price”).
●
The shares are thereafter exchanged for common shares of the Company at the Common Conversion Ratio.
●
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

●
At a conversion price equal to the greater of (a) a 25% discount to the 20-day VWAP of the shares on the Cboe Exchange calculated on the conversion date and b) the floor price defined as the current market price on the date of announcement of the offering which was CAD $4.75.
●
Each warrant will carry the right to purchase a share with an exercise price equal to the greater of (a) a 20% premium on the 20-day VWAP and (b) the floor price defined as the current market price on the date of announcement of the offering which was CAD $4.75.
●
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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

10.
Convertible debentures (continued)

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
●
At a conversion price equal to the greater of (a) the price that is a 25% discount to the 20-day VWAP of the shares on Cboe Canada stock exchange, and (b) $20.00. The shares are thereafter exchanged for common shares of Focus Impact at the Common Conversion Ratio.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

10.
Convertible debentures (continued)

●
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

●
At a conversion price equal to the greater of (a) the price that is a 25% discount to the 20-day VWAP of the shares on Cboe Canada stock exchange and (b) CAD$4.75.
●
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

On November 12, 2024, the maturity of the Envviron Tranche are extended to May 30, 2025. As there was no change to the cash flows as a result of this change, the 10% test was not met and therefore, there was no extinguishment of the debt as a result of this change. The Envviron Tranche is outstanding as of January 31, 2026, and the Company is in the process of negotiating a further extension.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

10.
Convertible debentures (continued)

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

Due to the absence of a floor conversion price, the Additional Convertible Debt was determined to be a financial instrument comprising a host debt component and a conversion feature which is an embedded derivative that required bifurcation. On initial recognition, the embedded derivative was valued first, and the residual value was assigned to the host financial debt component. The fair value of the derivative liabilities at issuance was estimated to be $72,500 as valued using the Monte Carlo model. The fair value of the derivative liabilities as at January 31, 2026 was estimated to be $74,000 as valued using the Monte Carlo model.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

10.
Convertible debentures (continued)

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

As of January 31, 2026, the Crypto Strategy Convertible Debt is secured by up to $20,000,000 of proceeds from the Crypto Strategy Convertible Debt, held in a segregated account for trading in cryptocurrencies. The segregated account is subject to a crypto control account agreement, which requires lenders’ approval for actions taken in the segregated account.

On July 17, 2025, the Company closed the initial tranche of the Crypto Strategy Convertible Debt in the principal amount of $10,000,000, for gross proceeds of $9,200,000, with a maturity date of January 17, 2027. The Company also incurred $85,000 in transaction costs in connection with the issuance. $6,405,000 of net proceeds are intended for the purchase of cryptocurrencies. As of January 31, 2026, $1,279,900 are held as cash in a segregated account, and are thus presented as restricted cash in the consolidated balance sheet and $5,125,100 has been used for purchase of cryptocurrencies (Note 6).

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

10.
Convertible debentures (continued)

On December 3, 2025, the Company received a consent and waiver letter from Helena in relation to a Merger Agreement (Note 13) entered into between the Company and Southern Energy Renewables Inc. (“Southern”), under which Helena agreed to (i) consent to the Company entering into the Merger Agreement; (ii) waive its right to terminate the securities purchase agreement for the Crypto Strategy Convertible Debt in relation to a potential change of control triggered by the execution of the Merger Agreement; (iii) waive its right to cause the Company to utilize 25% of the aggregate proceeds of any issuances in connection with the Merger Agreement with Southern to repay the Crypto Strategy Convertible Debt.; (iv) waive its right to participate in any stock issuances contemplated by the Merger Agreement; (v) waive the Company’s obligation to deliver any notice of change of control triggered by the execution of the Merger Agreement, and other limited waivers.

A continuity of the Company’s convertible debentures is as follows:

Balance as at July 31, 2024	$881,544
Issued	13,686,133
Fair value of embedded derivative	(138,250)
Issuance discount	(800,000)
Transaction costs	(85,000)
Repayment	(448,151)
Accretion	346,424
Interest	305,591
Accrued interest transferred to accrued liabilities	(21,129)
Extinguishment	(3,982,650)
Assumed on RTO	3,345,000
Balance as at July 31, 2025	$13,089,512
Repayment	(899,938)
Accretion	468,111
Interest	557,401
Balance as at January 31, 2026	$13,215,086

Breakdown of the Company’s convertible debentures is as follows:

	January 31, 2026	July 31, 2025
Convertible debentures, short-term, related party	$4,393,363	$375,027
Convertible debentures, long-term, related party	184,031	3,914,146
Convertible debentures, short-term	8,637,692	-
Convertible debentures, long-term	-	8,800,339
	$13,215,086	$13,089,512

The face value of the convertible debentures as of January 31, 2026 was $14,020,121.

Below is a continuity of the embedded derivative liabilities:

Balance as at July 31, 2024	$919,250
Derivative liability component	138,250
Change in fair value of derivative liabilities	(719,000)
Transferred to equity	(266,000)
Balance as at July 31, 2025	$72,500
Change in fair value of derivative liabilities	1,500
Balance as at January 31, 2026	$74,000

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

10.
Convertible debentures (continued)

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

The key inputs used in the Monte Carlo model for the derivative liabilities were as follows:

	At initial measurement (for the year ended July 31, 2025)	As at July 31, 2025	As at January 31, 2026
Probability of De-SPAC Transaction closing	90% - 99%	N/A	N/A
Risk-free interest rate	0.61% - 4.25%	2.75%	2.36%
Expected term (years)	0.01 – 2.00	1.63	1.38
Expected annual volatility for the Company	92.5% - 150%	150%	150%
Expected annual volatility for Focus Impact	2.5% - 100%	N/A	N/A
Common conversion ratio	0.063 – 0.1462	N/A	N/A
Foreign exchange rate	0.718 – 0.734	N/A	N/A

As at January 31, 2026, the conversion options attached to the Devvio Tranche, the Focus Impact Partners Convertible Debt, the Envviron Tranche, and the New Convertible Debt meet the definition of equity under Topic 815 and are accordingly no longer presented as derivative liabilities. Only the conversion option attached to the Additional Convertible Debt is presented as derivative liabilities.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

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

Changes to warrant liability during the six months ended January 31, 2026

As at January 31, 2026, the fair value of the liability classified warrants were remeasured at $1,868,874 using the Black-Scholes option pricing model, with the following assumptions (weighted average): expected dividend yield - 0%, expected volatility - 150%, risk-free interest rate – 2.93% and an expected remaining life of 3.74 years. The Company recognized ($3,757,599) as a change in fair value for the six months ended January 31, 2026.

The following is a continuity of the Company’s derivative warrant liabilities:

Balance as at July 31, 2024	$-
Warrants fair value upon change in functional currency (Note 2)	454,571
Warrants issued upon De-SPAC transaction (Note 4)	7,196,286
Warrants to be issued (mandatory convertible debentures)	7,500
Change in fair value of warrant liabilities (exercised warrants)	162,396
Change in fair value of warrant liabilities (expired warrants)	(25,067)
Fair value of warrants exercised	(303,492)
Change in fair value of warrant liabilities	(1,865,721)
Balance as at July 31, 2025	$5,626,473
Change in fair value of warrant liabilities	(3,757,599)
Balance as at January 31, 2026	$1,868,874

12.
Stock option liabilities

Impact of listing on the NASDAQ on November 6, 2024

As at November 6, 2024, the Company had 62,772 stock options outstanding. The exercise price of these stock options is denominated in CAD. Due to the listing of the Company on the NASDAQ (Note 4) and commencement of trading of shares in the United States dollars, exemptions available under ASC 718-10-25-14 to classify stock options with strike prices in foreign currencies as equity were no longer met and all stock options outstanding were reassessed to be derivative liabilities. The fair value of the stock options upon the change in classification on November 6, 2024 of $330,090, was

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

12.
Stock option liabilities (continued)

remeasured using the Black-Scholes option pricing model, with the following assumptions (weighted average): expected dividend yield - 0%, expected volatility - 97%, risk-free interest rate – 3.12% and an expected remaining life – 5.96 years. The fair value of these options is classified as Level 2 in the fair value hierarchy. The difference between the previous carrying value which was initially recorded as equity and the fair value of the option liabilities on August 1, 2024 was $1,381,715. Pursuant to ASC 815-40-35-9, the difference is recognized within equity.

Changes to stock option liability during the six months ended January 31, 2026

As at January 31, 2026, the fair value of the liability classified stock options were remeasured at $32,042 using Black-Scholes option pricing model, with the following assumptions (weighted average): expected dividend yield - 0%, expected volatility - 150%, risk-free interest rate – 3.06% and an expected remaining life of 4.73 years. The Company recognized ($101,423) as a change in fair value for the six months ended January 31, 2026, which is presented within salaries and wages.

The following is a continuity of the Company’s derivative stock option liabilities:

Balance as at July 31, 2024	$-
Stock options fair value upon change De-SPAC transaction (Note 4)	330,090
Change in fair value of stock option liabilities	(196,625)
Balance as at July 31, 2025	$133,465
Change in fair value of stock option liabilities	(101,423)
Balance as at January 31, 2026	$32,042

13.
Share capital

(a)
Authorized

The Company is authorized to issue an unlimited number of common stock without par value.

The Company is authorized to issue an unlimited number of preferred stock, issuable in series in accordance with the Business Corporations Act of Alberta, Canada.

(b)
Shares issued

Shares issued during the six months ended January 31, 2026

In August 2025, the Company issued 300,000 shares in accordance with the ELOC Agreement with Helena I (Note 8) for gross proceeds of $756,600.

In December 2025, the Company issued 411,000 shares in accordance with the ELOC Agreement with Helena I (Note 8) for gross proceeds of $821,238.

On December 3, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Southern and Sierra Merger Sub, Inc., a Delaware corporation and a newly-formed wholly owned subsidiary of the Company. The transaction contemplates (i) a domestication of the Company into a Delaware corporation, (ii) a merger in which Southern will become a wholly owned subsidiary of the Company, and (iii) the issuance of Company common shares to Southern’s existing shareholders such that, upon completion of the merger, the Southern shareholders (inclusive of the concurrent PIPE described below) will hold approximately 70% of the Company’s common shares on a fully diluted basis, resulting in a reverse takeover of the Company by Southern. The Merger Agreement is subject to termination, pursuant to a binding term sheet for a three-party merger among the Company, Southern, and XCF Global Inc. (“XCF”) (Note 17), whereupon the execution of a definitive agreement for such three-party merger, the Merger Agreement between the Company, Southern and Sierra Merger Sub Inc. shall be terminated. Any definitive agreement for such three-party merger shall be subject to the parties thereto mutually agreeing to acceptable terms prior to execution thereof.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

13.
Share capital (continued)

(b)
Shares issued (continued)

Concurrent with signing the Merger Agreement with Southern, the Company entered into a Securities Purchase Agreement with EEME Energy SPV I LLC pursuant to which the Company issued 128,370 shares of its common stock for aggregate gross proceeds of $2,000,004 in a private placement transaction at a price of $15.58 per share. The Company also agreed to register the resale of the PIPE shares and the shares issuable to Southern shareholders following the closing of the merger.

In January 2026, the Company issued 500,000 shares in accordance with the ELOC Agreement with Helena I (Note 8) for gross proceeds of $630,100.

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

On November 6, 2024, the Company completed the De-SPAC transaction (Note 4), with each of former Devv Holdings shares converted to securities of the Company on a 1 to 0.152934 basis. All disclosures in these financial statements on number of shares have been accordingly converted on the same basis. 515,920 shares with a fair value of $3,147,118 were retained by former shareholders of the Company as consideration for the De-SPAC transaction.

On November 6, 2024, upon completion of the De-SPAC transaction (Note 4), the Company also issued:

●
200,000 shares with a fair value of $1,220,000 for the acquisition of 50% interest in an associate, MSP (Note 6).
●
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
●
169,480 shares to various parties for gross proceeds of $2,250,000, of which $20,000 remain receivable as of January 31, 2026.
●
50,000 shares with a fair value of $305,000 as a commitment fee in connection the ELOC Agreement with Helena I (Notes 7 and 17). The fair value of the shares is recognized as deferred financing costs of the Company.
●
324,987 shares with a fair value of $1,982,424 for the acquisition of carbon credits, and for deposits on carbon credits purchases (Note 5).

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

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

(c)
Share purchase warrants

The continuity of share purchase warrants is as follows:

	Number of warrants	Weighted Average Exercise price	Remaining life (Years)
Balance, July 31, 2024	132,811	$47.23	0.67
Issued on RTO (Note 4)	22,699,987	$1.52	-
Exercised	(9,176)	$9.50	-
Expired	(105,032)	$56.90	-
Balance, July 31, 2025	22,718,590	$1.53	4.27
Balance, January 31, 2026	22,718,590	$1.53	3.76

As at January 31, 2026, the following share purchase warrants were outstanding:

Number of warrants outstanding		Exercise price	Expiry date
18,603		CAD$9.60	September 29, 2026
22,699,987	*	$1.52	November 6, 2029
22,718,590
* Each warrant exercisable for 0.09692 common stock.

All of the warrants outstanding are liability classified (Note 11).

The Company has 1,122 warrants with an exercise price of CAD$67.30 to be issued as of January 31, 2026.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

13.
Share capital (continued)
(c)
Share purchase warrants (continued)

●
each replacement warrant will be exercisable solely for the Company’s common shares;
●
the number of the Company’s common shares subject to each replacement warrant will be equal to the number of Class A common shares subject to the applicable SPAC Warrant (subject to amendments as set forth in the agreement to the SPAC Warrants)
●
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

Private Warrants

The Private Warrants are not redeemable by the Company so long as they are held by Focus Impact Sponsor or its permitted transferees. Focus Impact Sponsor or its permitted transferees have the option to exercise the Private Warrants on a cashless basis.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

13.
Share capital (continued)

(c)
Share purchase warrants (continued)

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
●
Adjustment to the exercise price of the SPAC Warrants to $1.52 per 0.09692 share of the common stock of the Company, being 115% of Reference Price;
●
Adjustment of the Upper Redemption Trigger to $23.90 per share of the common stock of the Company, being 180% of Reference Price;
●
Adjustment of the Lower Redemption Trigger to $13.20 per share of the common stock of the Company, being the Reference Price

The number of SPAC Warrants outstanding is not impacted by the consolidation arising from the RTO (Note 4) nor the reverse stock split of the Company. Correspondingly, the exercise price is also not adjusted. Instead, the number of shares each SPAC Warrant is exercisable into is adjusted to account for such adjustments. Upon the RTO, the number of shares each SPAC Warrant is exercisable into (“Exercise Ratio”) is reduced from 1 to 0.9692. Upon reverse stock-split in August 2025, the Exercise Ratio is further reduced to 0.09692.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

13.
Share capital (continued)

(c)
Share purchase warrants (continued)

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

(d)
Stock options

The continuity of the Company’s stock options is as follows:

	Number of stock options	Weighted average exercise price
Outstanding, October 31, 2024 and July 31, 2024	62,772	$40.20
Forfeited	(1,395)	$37.74
Granted	50,000	$2.32
Cancelled	(2,733)	$37.74
Outstanding, July 31, 2025	108,644	$22.79
Outstanding, January 31, 2026	108,644	$23.10
Exercisable, July 31, 2025	51,859	$40.16
Exercisable, January 31, 2026	57,956	$40.68

As at January 31, 2026, the weighted average remaining contractual life of outstanding options is 4.41 years (July 31, 2025 – 4.90 years).

As at January 31, 2026, the following stock options were outstanding and exercisable:

Number of options outstanding	Exercise price	Expiry date	Number of options exercisable
2,676	CAD$52.40	January 17, 2028	2,676
9,176	CAD$52.40	February 6, 2028	9,176
8,411	CAD$72.60	May 15, 2028	7,723
764	CAD$77.20	June 26, 2028	764
50,000	$2.32	March 26, 2030	-
22,938	CAD$52.40	January 17, 2032	22,938
4,588	CAD$52.40	March 1, 2032	4,588
917	CAD$52.40	March 14, 2032	917
7,646	CAD$52.40	October 12, 2032	7,646
1,528	CAD$52.40	February 6, 2033	1,528
108,644			57,956

No stock options were issued during the six months ended January 31, 2026 and 2025.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

13.
Share capital (continued)

(d)
Stock options (continued)

Share-based compensation – Stock options

Share-based payments relating to the vesting of stock options for the six months ended January 31, 2026 was $36,874 (2025 - $47,191) and is recorded as salaries and wages on the consolidated statement of operations.

As of November 6, 2024, upon the listing of the Company’s shares on the NASDAQ, 58,644 stock options outstanding are liability classified (Note 12).

As of January 31, 2026, the total intrinsic value of stock options outstanding and exercisable was $Nil and $Nil, respectively. The intrinsic value of outstanding stock options is based on the Company’s closing stock price on January 31, 2026.

(e)
Restricted stock units (“RSUs”)

The continuity of the Company’s RSU’s is as follows:

Number of RSUs
Outstanding, July 31, 2024	121,475
Granted	30,586
Forfeited	(3,753)
Outstanding, July 31, 2025 and January 31, 2026	148,308

No RSUs were granted during the six months ended January 31, 2026 and 2025.

As at January 31, 2026, the following RSUs were outstanding and vested:

Number of RSUs outstanding	Grant date	Number of RSUs Vested
917	November 30, 2021	917
38,232	December 24, 2021	38,232
1,009	March 1, 2022	1,009
62,702	March 14, 2022	62,702
14,862	July 30, 2024	8,641
30,586	March 26, 2025	30,586
148,308		142087

Share-based compensation – RSU’s

Share-based payments relating to the vesting of RSUs for the six months ended January 31, 2026 was $79,764 (2025 - $245,705) and is recorded as salaries and wages on the consolidated statement of operations.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

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

At January 31, 2026, the Company had amounts owing and accrued liabilities of $90,318 (July 31, 2025 - $794,990) payable to directors and officers of the Company for salaries, expense reimbursements and professional fees. These amounts are non-interest bearing and have no terms of repayment.

During the six months ended January 31, 2026, the Company incurred wages and management fees of $230,435 and $97,000, respectively, to officers of the Company. Share based compensation incurred to officers and directors of the Company amounted to $75,081.

During the six months ended January 31, 2026, the Company accrued interest of $125,242 on convertible debentures payable to related parties (Note 10).

15.
Financial instruments

As at January 31, 2026, the Company’s financial instruments consist of cash, restricted cash, trade receivable, GST receivable, corporate taxes receivable, deposit on carbon credits purchase, accounts payable and accrued liabilities, convertible debentures, warrant liabilities, stock option liabilities, stop loss provision liabilities and derivative liabilities. The Company classifies cash, GST receivable, corporate taxes receivable, and deposit on carbon credits purchase as financial assets held at amortized cost. The Company classifies accounts payable and accrued liabilities as financial liabilities which are held at amortized cost. The Company’s warrant liabilities, stock option liabilities, and stop loss provision liabilities are carried at FVTPL. The Company’s convertible debentures are hybrid instruments where the debt host component is held at amortized cost and the embedded derivative was measured at FVTPL, until upon their amendments (Note 10), or the completion of the De-SPAC transaction (Note 4) of the Company, when they met the criteria for equity classification and were transferred to equity.

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
For the three and six months ended January 31, 2026 and 2025

15.
Financial instruments (Continued)

The risk exposure arising from these financial instruments is summarized as follows:

(a)
Credit risk

The Company’s financial assets are cash, restricted cash, trade receivable, GST receivable, corporate taxes receivable, and deposit on carbon credits purchase. The Company’s maximum exposure to credit risk, as at period end, is the carrying value of its financial assets, being $2,804,470. The Company holds its cash with a major financial institution and with a publicly traded payment processing company therefore minimizing the Company’s credit risk.

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

As at January 31, 2026, the Company had cash of $815,707 to settle the cash settled obligation of current liabilities of $23,334,157 which fall due for payment within twelve months of the balance sheet. All of the Company’s cash settled obligations are current and due within one year.

(c)
Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or value of its holdings or financial instruments. At January 31, 2026, the Company has minimal exposure to these risks.

16.
Segmented information

The Company operates in one reportable operating segment – the development and monetization of environmental assets. The Company has not generated revenue to date and as such has no reportable segment revenues. The Company’s assets are located in Canada.

17.
Commitments and contingencies

●
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

●
On February 16, 2024, the Company entered into a licensing agreement with Greenlines Technology Inc. for the use of certain technologies. The Company has agreed to pay $42,000 within 15 days of the closing of the BCA. Such amount was paid on November 26, 2024. Commencing January 1, 2025, the Company has agreed to pay an annual fee of $12,000 of the first day of each calendar year for the use of the technology. The amounts due on January 1, 2025 were paid on January 9, 2026. The Company has accrued $1,000 in connection with the annual fee payable as of January 31, 2026.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

17.
Commitments and contingencies (Continued)

●
On November 13, 2024, the Company entered into a strategic consulting agreement with Focus Impact Partners, pursuant to which the Focus Impact Partners will provide the Company with certain consulting services (“Strategic Consulting Agreement”) in consideration of an annual consulting fee of $500,000, which will be payable in quarterly installments of $125,000 starting with an initial payment for the period beginning December 31, 2023. Fees due under the Strategic Consulting Agreement shall accrue and not be payable until (a) the Company has successfully raised $5,000,000 in outside debt and/or equity capital, cumulatively since the period beginning December 31, 2023 or (b) the Company has 2 or more consecutive quarters of positive cash flow from operations. As of January 31, 2026, neither condition has been met. DevvStream Corp. will pay the Focus Impact Partners additional consulting fees as to be mutually agreed consistent with market practice in connection with any acquisition, merger, consolidation, business combination, sale, divestiture, financing, refinancing, restructuring or other similar transaction. The Strategic Consulting Agreement has a term of three years unless terminated early with at least 120 days advance notice and will be automatically extended for successive one-year periods at the end of each year unless either party provide a written notice of its desire not to automatically extend at least 120 days prior to the end of each year during the term of the Strategic Consulting Agreement.

●
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

●
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other measures, a new U.S. federal 1% excise tax on certain repurchases, including redemptions, of stock by publicly traded domestic corporations in the U.S. The excise tax is imposed on the repurchasing corporation and the amount of the excise tax is generally 1% of the fair market value of the stock repurchased. However, for the purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. During 2024, the IRS issued final regulations with respect to the timing and payment of excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company is currently evaluating its obligations with respect to this provision of the IR Act. As the Company was formerly a special purposes acquisition corporation, redemption of shares by shareholders took place prior to the Initial Business Combination. The Company accrued $2,410,973 in excise taxes payable (Note 9), however has not made a payment as of January 31, 2026. If the Company is unable to pay its obligations in full, it may be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

  On October 28, 2025, in accordance with an amendment to the strategic partnership agreement with Devvio, a related party, the Company agreed to purchase DevvE tokens annually in the amount of $1,000,000 in 2025, and $1,270,000 in each of 2026 and 2027 (the “Purchase Amounts”). The amount of DevvE tokens purchased will be determined by the 10-day VWAP price (the “Purchase Price”). In connection with the purchases, the Company will also receive warrants to acquire additional DevvE tokens equal to 25% of the Purchase Amounts, exercisable at the same Purchase Price, for 3 years from each purchase date. The Company has yet to purchase the DevvE tokens as of January 31, 2026.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and six months ended January 31, 2026 and 2025

17.
Commitments and contingencies (Continued)

●
On January 15, 2026, the Company executed a binding term sheet with Fayafi to establish a jointly governed special purpose vehicle expected to be formed within 90 days. The platform is intended to scale to approximately $100 million in capital commitments by the end of 2027 and will focus on investments in decarbonization and environmental infrastructure. Profits are expected to be distributed 80% to Fayafi and 20% to the Company, and the Company expects to receive a one-time setup fee and ongoing consulting fees once capital deployment begins. As of the date of issuance of these financial statements, the SPV has not yet been formed, and no capital has been committed or deployed.

●
On January 26, 2026, the Company entered into a binding term sheet with XCF Global, Inc. and Southern to pursue a proposed three-party merger. The contemplated transaction would combine the parties into an integrated platform focused on sustainable aviation fuel (“SAF”), environmental attribute monetization, and related low-carbon fuel initiatives. The term sheet establishes a framework for negotiating definitive agreements, which remain subject to further negotiation and approval by the respective boards of directors. As of January 31, 2026, no definitive merger agreement has been executed, and no transaction has been consummated. Accordingly, no amounts have been recognized in the accompanying condensed consolidated financial statements related to this proposed transaction. Any definitive agreement for such three-party merger shall be subject to the parties thereto mutually agreeing to acceptable to terms prior to execution thereof.

●
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At January 31, 2026, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

18.
Subsequent events

Debt conversion side letter with Helena I

On February 10, 2026, the Company and Helena I entered into a side letter in relation to the Crypto Strategy Convertible Debt (Note 10), wherein Helena I commits to convert at least $9,000,000 of the aggregate outstanding principal and/or accrued interest into common shares of the Company on or before May 10, 2026, subject to no events of default by the Company, and the Company being in material compliance with all covenants and obligations under the securities purchase agreement in relation to the Crypto Strategy Convertible Debt, the ELOC Agreement (Note 8) and all other transaction documents between the Company and Helena I. The Company shall issue a convertible promissory note for the amount of $250,000 in the same form as the Crypto Strategy Convertible Debt as consideration for entering into this agreement.

Nasdaq Continued Listing Requirements

On November 18, 2025, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that its net income from continuing operations had fallen below the minimum requirement for continued listing on the Nasdaq Capital Market (the “Minimum Net Income Requirement”) and that the Company does not meet the alternatives of market value of listed securities or stockholders’ equity (collectively with the Minimum Net Income Requirement, the “Continued Listing Standards”). On February 23, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that the Nasdaq Staff had granted the Company an extension until May 18, 2026 to regain compliance with the Continued Listing Standards.

Issuance of shares

On March 12, 2026, the Company issued 454,670 shares pursuant to a conversion of $330,000 of principal of the Crypto Strategy Convertible Debt (Note 10) at a price of $0.7258 per share for a conversion notice received on March 4, 2026 from Helena I.

These transactions occurred after the balance sheet date and do not relate to conditions existing as of January 31, 2026. Accordingly, no adjustments have been made to the accompanying financial statements.

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

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DEVVSTREAM

The following discussion and analysis should be read in conjunction with DevvStream’s unaudited condensed consolidated interim financial statements and related notes for the six months ended January 31, 2026 and 2025 (“interim financial statements”), which have been prepared in accordance with US GAAP and are included elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” which is incorporated by reference in this Form 10-Q. All figures are in US dollars unless otherwise noted. Unless the context otherwise requires, for the purposes of this section, “DevvStream,” “we,” “us,” “our,” or the “Company” refer to DevvStream Holdings Inc. and its subsidiaries.

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

The principal loan amount and any accrued interest under the Crypto Strategy Convertible Debt are convertible into common stock of the Company at the option of the holder at 95% of the lowest daily volume weighted average price of the Company’s shares during the 5 trading days preceding the conversion, subject to a floor price of $0.7722, and a cap price of $7.722.If the Company issues any debt or equity, the lenders have the option to cause the Company to direct 25% of aggregate proceeds of such issuances to repay the Crypto Strategy Convertible Debt.The Company has a right to prepay the whole or any portion of the principal amount, together with any accrued interest, at any time prior to the maturity date without notice or a penalty payment.

During the period ending on the later of (i) 12 months after the closing date of the initial tranche of the Crypto Strategy Convertible Debt, and (ii) the termination of the securities purchase agreement for the Crypto Strategy Convertible Debt, if the Company offers new securities for sale, the lenders have first refusal for up to 25% of the new securities being offered.

The proceeds of the Crypto Strategy Convertible Debt are subject to restrictions of use, with 70% of the net proceeds of the initial tranche, and 75% of the net proceeds of the subsequent tranches required to be used to purchase cryptocurrencies. The Crypto Strategy Convertible Debt is secured by up to $20,000,000 of proceeds from the Crypto Strategy Convertible Debt, held in a segregated account for trading in cryptocurrencies. The segregated account is subject to a crypto control account agreement, which requires lenders’ approval for actions taken in the segregated account.

On July 17, 2025, the Company closed the initial tranche of the Crypto Strategy Convertible Debt in the principal amount of $10,000,000, for gross proceeds of $9,200,000, with a maturity date of January 17, 2027. The Company also incurred $85,000 in transaction costs in connection with the issuance. $6,405,000 of net proceeds are intended for the purchase of cryptocurrencies. As of January 31, 2026, $1,279,900 are held as cash in a segregated account, and are thus presented as restricted cash in the consolidated balance sheet.

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

On February 10, 2026, the Company entered into a side letter agreement with Helena I in connection with the Crypto Strategy Convertible Debt. Under the agreement, Helena I committed to convert at least $9,000,000 of the aggregate outstanding principal and/or accrued interest of the Crypto Strategy Convertible Debt into common shares of the Company on or before May 10, 2026. The conversion commitment is subject to the Company not being in default and remaining in material compliance with all covenants and obligations under the related securities purchase agreement, the ELOC Agreement, and all other transaction documents between the Company and Helena I.

As consideration for entering into the side letter agreement, the Company agreed to issue Helena I a convertible promissory note in the principal amount of $250,000, in the same form as the Crypto Strategy Convertible Debt.

Proposed Merger with Southern Energy

On December 3, 2025, the Company entered into an Agreement and Plan of Merger with Southern Energy Renewables Inc. (“Southern”) and Sierra Merger Sub, Inc., a Delaware corporation and a newly-formed wholly owned subsidiary of the Company. The transaction contemplates (i) a domestication of the Company into a Delaware corporation, (ii) a merger in which Southern will become a wholly owned subsidiary of the Company, and (iii) the issuance of Company common shares to Southern’s existing shareholders such that, upon completion of the merger, the Southern shareholders (inclusive of the concurrent PIPE described below) will hold approximately 70% of the Company’s common shares on a fully diluted basis. The Merger Agreement is subject to termination, pursuant to a binding term sheet for a three-party merger among the Company, Southern, and XCF Global Inc., whereupon the execution of a definitive agreement, the Merger Agreement between the Company, Southern and Sierra Merger Sub, Inc. shall be terminated.

Strategic Investment Platform with Fayafi

On January 15, 2026, the Company executed a binding term sheet with Fayafi to establish a jointly governed special purpose vehicle (“SPV”), which is expected to be formed within 90 days. The platform is intended to scale to approximately $100 million in capital commitments by the end of 2027 and will focus on investments in decarbonization and environmental infrastructure. Under the contemplated structure, profits are expected to be distributed 80% to Fayafi and 20% to the Company. The Company also expects to receive a one-time setup fee and ongoing consulting fees once capital deployment begins.

Proposed Three-Party Merger

On January 26, 2026, the Company entered a binding term sheet with XCF Global, Inc. and Southern to pursue a proposed three-party merger. The contemplated transaction would combine the parties into an integrated platform focused on sustainable aviation fuel (“SAF”), environmental attribute monetization, and related low-carbon fuel initiatives. The term sheet establishes a framework for negotiating definitive agreements, which remain subject to further negotiation and approval by the respective boards of directors.

Results of Operations — Three Months Ended January 31, 2026 Comparison Against the Three Months Ended January 31, 2025

	For the Three Months Ended January 31, 2026	For the Three Months Ended January 31, 2025
Revenue	7,043	-
Cost of sales	(6,773)	-
Gross profit	270	-
Sales and marketing	147,423	404,797
Depreciation	-	361
General and administrative	196,876	334,070
Professional fees	2,107,203	4,596,025
Salaries and wages	155,511	262,885
Share-based compensation	26,842	(91,799)
Total operating expenses	(2,633,855)	(5,506,339)
Staking income	25,911	-
Accretion and interest expense	(524,667)	(188,241)
Loss on investment in associate	(10,610)	(106,850)
Change in fair value of derivative liabilities	-	2,067,350
Change in the fair value of warrant liabilities	1,474,301	497,355
Loss on revaluation of cryptocurrencies	(1,689,591)	-
Gain on share settlement	-	907,392
Stop-loss provision	(19,810)	(1,024,713)
Impairment of carbon credits	(12,968)	(1,207,800)
Foreign exchange gain (loss)	(23,544)	4,220
Net loss	(3,414,563)	(4,557,626)

During the three months ended January 31, 2026, we incurred a net loss of $3,414,563 compared to net loss of $4,557,626 for the three months ended January 31, 2025. An analysis of the decrease in net loss of $1,143,063, including the major components our results for the periods, is below.

Share-based compensation

During the three months ended January 31, 2026, we incurred share-based compensation of $26,842 compared to share-based compensation of $(91,799) for the three months ended January 31, 2025. Share-based payments relating to the vesting of Options increased by $52,139. Share-based payments relating to the vesting of RSUs decreased by $81,493.

During the three months ended January 31, 2026, we recognized an unrealized gain of $29,464 on stock options compared to the unrealized gain of $177,459 during the three months ended January 31, 2025. This decrease of $147,995 is due to period end fair value remeasurements, which are reflected in compensation expense. Please refer to Note 13 of the interim financial statements.

Professional fees

During the three months ended January 31, 2026, we incurred $2,107,203 in professional fees, as compared to $4,596,025 during the three months ended January 31, 2025. The reduction in professional fees reflects the fact that no Business Combination–related legal services were incurred in the current period, whereas such services were required in the comparative period.

Salaries and wages

During the three months ended January 31, 2026 and 2025, we incurred salaries and wages of $155,511 and $262,885, respectively, the majority of which were to officers of the Company.

Sales and marketing

Sales and marketing expenses for the three months ended January 31, 2026 and 2025 amounted to $147,423 and $404,797, respectively. The decrease is mainly attributable to expenditures in the comparative period associated with publications, industry events, and investor relations efforts undertaken following our successful closing of the Business Combination. The Company did not incur similar costs in the current period.

General and administrative

General and administrative expenses for the three months ended January 31, 2026 and 2025 amounted to $196,876 and $334,070, respectively, and primarily comprised of insurance costs and filing fees. The decrease reflects higher filing fees as a result of listing on the NASDAQ in the comparative period.

Loss on investment in associate

On November 6, 2024, the Company received 2,000,000 shares in Freedom Carbon Solutions LLC (formerly Monroe Sequestration Partners, LLC) (“FCS”), in connection with an agreement to acquire a stake in FCS in exchange for 200,000 shares of the Company that was entered into on October 28, 2024. At the time of acquisition, the 2,000,000 shares of FCS received by the Company represented 50% of FCS’s shares outstanding. During the three months ended January 31, 2026, the Company’s share of FCS’s loss was $10,610.

Foreign exchange gain (loss)

During the three months ended January 31, 2026 we recognized a foreign exchange loss of $23,544. During the three months ended January 31, 2025, we recognized a foreign exchange gain of $4,220. The foreign exchange gain and loss result from fluctuations in the Canadian dollar against the US dollar, as we hold cash balances and have accounts payable denominated in both Canadian and US dollars.

Loss on revaluation of cryptocurrencies

During the three months ended January 31, 2026, the Company recorded an unrealized loss of $1,689,591 on the remeasurement of its cryptocurrency holdings. This variance was driven by declines in the market prices of Bitcoin and Solana relative to their acquisition costs, resulting in losses of $687,656 and $1,001,935, respectively. Please refer to Note 6 of the interim financial statements.

Staking income

During the three months ended January 31, 2026, we recognized staking income of $25,911 from our Solana holdings. The income reflects rewards earned for delegating Solana tokens to validators on the Solana network. Staking rewards are measured at fair value using the market price on the date earned and are recorded as other income. No staking income was recognized in the comparative period as the Company had not yet initiated its staking program.

Change in fair value of derivative liabilities and mandatory convertible debenture

During the three months ended January 31, 2026, we recognized no gain or loss on derivative liabilities related to the convertible debt financing completed in March 2025 and recorded no gain or loss on mandatory convertible debentures. In comparison, during the three months ended January 31, 2025, we recognized a gain on derivative liabilities of $2,067,350 and a gain on mandatory convertible debentures of $497,355 related to the January 2024 and April 2024 convertible financings. Please refer to Note 10 of the interim financial statements.

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

During the three months January 31, 2026, we recognized a gain of $1,474,301 due to period end fair value remeasurement. Please refer to Note 11 of the financial statements.

Gain on share settlement

In December 2024, the Company issued 41,247 shares with a fair value of $317,608 for the settlement of accounts payable in the amount of $1,225,000 and recognized a gain on the settlement of $907,392. There was no such settlement in the current period.

Stop-loss provision

On November 6, 2024, concurrent with the completion of the business combination, the Company issued 324,987 common shares in consideration for carbon credit purchase agreements.

All of the agreements contain adjustment clauses whereby if the Company’s share price falls below the respective purchase prices outlined in the agreements, in the 12 to 18 months following November 6, 2024, the Company is obligated to issue additional shares to cover the shortfall. The Company has assessed that the potential liability associated with the stop-loss provision for carbon credits received as of January 31, 2026 is $1,114,575.

Impairment of carbon credits

During the three months ended January 31, 2026, the Company recognized an impairment loss of $12,968 on certain carbon credits, compared to the impairment of $1,207,800 recognized in the comparative period. The impairment was recorded after the Company identified indicators that the net realizable value (“NRV”) of certain carbon credits had declined below their carrying values due to changes in market pricing.

Results of Operations — Six Months Ended January 31, 2026 Comparison Against the Six Months Ended January 31, 2025

	For the Six Months Ended January 31, 2026	For the Six Months Ended January 31, 2025
Revenue	8,143	-
Cost of sales	(8,657)	-
Gross profit	(514)	-
Sales and marketing	196,461	676,692
Depreciation	-	722
General and administrative	775,443	391,405
Professional fees	3,270,853	6,005,398
Salaries and wages	162,588	543,907
Share-based compensation	15,215	115,437
Total operating expenses	(4,420,560)	(7,733,561)
Staking income	40,245	-
Accretion and interest expense	(1,025,882)	(245,546)
Loss on investment in associate	(100,177)	(106,850)
Change in fair value of derivative liabilities	(1,500)	719,000
Change in the fair value of warrant liabilities	3,757,599	9,223
Change in fair value of mandatory convertible debentures	-	70,500
Loss on revaluation of cryptocurrencies	(2,113,072)	-
Gain on settlement of accounts payable	-	899,015
Gain on share settlement	17,007	-
Stop-loss provision	(49,340)	(1,024,713)
Impairment of carbon credits	(12,968)	(1,207,800)
Foreign exchange gain (loss)	(26,947)	6,672
Net loss	(3,936,109)	(8,614,060)

During the six months ended January 31, 2026, we incurred a net loss of $3,936,109 compared to net loss of $8,614,060 for the six months ended January 31, 2025. An analysis of the decrease in net loss of $ 4,677,951, including the major components thereof, is set forth below.

Loss on investment in associate

On November 6, 2024, the Company received 2,000,000 shares in Monroe Sequestration Partners, LLC (“MSP”), in connection with an agreement to acquire a stake in MSP in exchange for 200,000 shares of the Company that was entered into on October 28, 2024. At the time of acquisition, the 2,000,000 shares of MSP received by the Company represented 50% of MSP’s shares outstanding. During the six months ended January 31, 2026, the Company’s share of MSP’s loss was $100,177.

Share-based compensation

During the six months ended January 31, 2026, we incurred share-based compensation of $15,215 compared to share-based compensation of $115,437 for the six months ended January 31, 2025. Share-based payments relating to the vesting of options decreased by $10,317 during the six months ended January 31, 2026 compared to the six months ended January 31, 2025. Share-based payments relating to the vesting of RSU’s decreased by $165,941.

During the six months ended January 31, 2026, we recognized an unrealized gain of $101,423 on stock options compared to the unrealized gain of $177,459 during the six months ended January 31, 2025. This decrease of $76,036 is due to period end fair value remeasurements, which are reflected in compensation expense. Please refer to Note 13 of the interim financial statements.

Professional fees

During the six months ended January 31, 2026, we incurred $3,270,853 in professional fees, as compared to $6,005,398 during the six months ended January 31, 2025. The reduction in professional fees reflects the fact that no Business Combination–related legal services were incurred in the current period, whereas such services were required in the comparative period.

Salaries and wages

During the six months ended January 31, 2026 and 2025, we incurred salaries and wages of $162,588 and $543,907 respectively, the majority of which were to officers of the Company.

Sales and marketing

Sales and marketing expenses for the six months ended January 31, 2026 and 2025 amounted to $196,461 and $676,692, respectively. These costs primarily related to publications and industry events and investor relations subsequent to our successful closing of the Business Combination.

General and administrative

General and administrative expenses for the six months ended January 31, 2026 and 2025 amounted to $775,443 and $391,405, respectively, and primarily comprised of insurance costs and filing fees. The increase reflects elevated insurance expenses as well as the recognition of filing and printing fees incurred in relation to the Company’s various U.S. filings during the period.

Foreign exchange gain (loss)

During the six months ended January 31, 2026 and 2025, we recognized a foreign exchange loss of $26,947 and a gain of $6,672, respectively. The foreign exchange gain is the result of fluctuations in the Canadian dollar against the US dollar, as we hold cash balances and have accounts payable denominated in both Canadian and US dollars.

Loss on revaluation of cryptocurrencies

During the six months ended January 31, 2026, the Company recorded an unrealized loss of $2,113,072 on the remeasurement of its cryptocurrency holdings. This variance was driven by declines in the market prices of Bitcoin and Solana relative to their acquisition costs, resulting in losses of $814,828 and $1,298,244, respectively. Please refer to Note 6 of the interim financial statements.

Staking income

During the six months ended January 31, 2026, we recognized staking income of $40,245 from our Solana holdings. The income reflects rewards earned for delegating Solana tokens to validators on the Solana network. Staking rewards are measured at fair value using the market price on the date earned and are recorded as other income. No staking income was recognized in the comparative period as the Company had not yet initiated its staking program.

Change in fair value of derivative liabilities and mandatory convertible debenture

During the six months ended January 31, 2026, we recognized a loss on derivative liabilities of $1,500 related to the convertible debt financing completed in March 2025 and recorded no gain or loss on mandatory convertible debentures. In comparison, during the six months ended January 31, 2025, we recognized a gain on derivative liabilities of $719,000 and a loss on mandatory convertible debentures of $70,500 related to the January 2024 and April 2024 convertible financings. Please refer to Note 10 of the interim financial statements.

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

As a result of above, during the six months ended January 31, 2026, we recognized a gain of $3,757,599 due to period end fair value remeasurement. Please refer to Note 11 of the interim financial statements.

Stop-loss provision

On November 6, 2024, concurrent with the completion of the business combination, the Company issued 324,987 common shares in consideration for carbon credit purchase agreements.

All of the agreements contain adjustment clauses whereby if the Company’s share price falls below the respective purchase prices outlined in the agreements, in the 12 to 18 months following November 6, 2024, the Company is obligated to issue additional shares to cover the shortfall. The Company has assessed that the potential liability associated with the stop-loss provision for carbon credits received as of January 31, 2026 is $1,114,575.

Impairment of carbon credits

During the six months ended January 31, 2026, the Company recognized an impairment loss of $12,968 on certain carbon credits, compared to the impairment of $1,207,800 recognized in the comparative period. The impairment was recorded after the Company identified indicators that the net realizable value (“NRV”) of certain carbon credits had declined below their carrying values due to changes in market pricing.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to take into account changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing or manage the timing of our capital expenditures. As of January 31, 2026, we had a working capital deficit of $24,381,835 (current assets of $2,041,813, less current liabilities of $26,423,648) and as of July 31, 2025, we had a working capital deficit of $14,412,728 (current assets of $4,337,627, less current liabilities of $18,750,355).

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

On August 4, 2025, the Company and Helena entered into a second amendment to ELOC Agreement, which increased the commitment amount from $40,000,000 to $300,000,000. On December 3, 2025, the Company entered into a side letter with Helena I amending the terms of the Company’s existing convertible note and equity line of credit arrangements. The amendments include, among other items, limitations on Helena’s sales of conversion shares, subject to trading-volume conditions, and a requirement that the Company draw a minimum of $7,500,000 in aggregate proceeds under the equity line of credit prior to February 28, 2026. These limitations may cease to apply if the Company defaults under the convertible note or is unable to submit compliant advance notices under the equity line of credit for more than five trading days. The Company has not submitted advance notices to receive sufficient net proceeds as of February 28, 2026, as the Company subsequently entered into a binding term sheet for a merger with XCF and Southern, which placed restrictions on further drawdowns of the ELOC by the Company.

On February 10, 2026, the Company entered into a side letter agreement with Helena I in connection with the Crypto Strategy Convertible Debt. Under the agreement, Helena I committed to convert at least $9,000,000 of the aggregate outstanding principal and/or accrued interest into common shares of the Company on or before May 10, 2026, subject to the Company not being in default and remaining in material compliance with the covenants and obligations under the related securities purchase agreement, the ELOC Agreement, and other transaction documents between the parties. The conversion, if completed, would reduce the Company’s outstanding debt obligations and strengthen its equity position. As consideration for entering into the agreement, the Company agreed to issue a $250,000 convertible promissory note to Helena I in the same form as the existing Crypto Strategy Convertible Debt.

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

As of January 31, 2026 and July 31, 2025, we had $815,707 and $3,446,111 in cash, respectively. We are actively managing current cash flows until such time that we are profitable.

The chart below highlights our cash flows for the periods indicated:

	For the Six Months Ended January 31, 2026 $	For the Six Months Ended January 31, 2025 $
Net cash provided by (used in):
Operating activities	(5,938,280)	(4,051,780)
Investing activities	(5,125,100)	1,661,645
Financing activities	3,308,004	2,383,887
Effect of exchange rate changes on cash	(128)	1,807
Decrease in cash	(7,755,504)	(4,441)

Cash Used in Operating Activities

Our net cash used in operating activities is primarily due to cash payments for operating expenses that we incur in the day-to-day operations of the business. Net cash used in operating activities for the six months ended January 31, 2026 was $5,938,280 compared to $4,051,780 for the six months ended January 31, 2025. The loss for the six months ended January 31, 2026 of $3,936,109 was further impacted by $1,555,104 of changes in working capital items and $447,067 in non-cash items, primarily driven by the gain on warrant derivative and loss on revaluation of cryptocurrencies. This compares to a loss of $8,614,060 for the prior period, that was offset by $3,558,950 in changes in working capital items and $1,003,330 in non-cash items consisting mainly of impairment of carbon credits and stop-loss provision loss.

Cash Provided by Investing Activities

Net cash used by investing activities for the six months ended January 31, 2026 was $5,125,100 for purchase of cryptocurrencies and net cash provided by investing activities for the six months ended January 31, 2025 was $1,661,645 assumed upon reverse takeover (“RTO”).

Cash Provided by Financing Activities

We have funded our business to date from the issuance of our common stock and convertible debentures through private placements, from proceeds from the exercises of warrants, and from loans from related parties.

Net cash provided by financing activities for the six months ended January 31, 2026 was $3,308,004 compared to $2,383,887 for the six months ended January 31, 2025. The following financing activities occurred during the six months ended January 31, 2026:

(1)
ELOC drawdown:

In August 2025, the Company issued 300,000 shares in accordance with the ELOC Agreement with Helena for gross proceeds of $756,600, of which $189,145 was used to repay the Helena CD, resulting in net proceeds of $567,455.

In December 2025, the Company issued 411,000 shares in accordance with the ELOC Agreement with Helena gross proceeds of $821,238, of which $205,316 was used to repay the Helena CD, resulting in net proceeds of $615,922.

In January 2026, the Company issued 500,000 shares in accordance with the ELOC Agreement with Helena for gross proceeds of $630,100 of which $157,525 was used to repay the Helena CD, resulting in net proceeds of $472,575.

(2)
Repayment of interest on convertible debt with Helena

In August 2025, the Company paid $156,764 for the repayment of interest on Helena’s convertible debt.

In December 2025 and January 2026, the Company paid $191,188 for the repayment of interest on Helena’s convertible debt.

(3)
PIPE financing

In December 2025, the Company entered into a Securities Purchase Agreement with EEME Energy SPV I LLC pursuant to which the Company issued 128,370 common shares in a private placement at a price of $15.58 per share, resulting in aggregate gross proceeds of $2,000,004.

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

At January 31, 2026, the Company had amounts owing and accrued liabilities of $90,318 (July 31, 2025 - $794,990) payable to directors and officers of the Company for salaries, expense reimbursements and professional fees. These amounts are non-interest bearing and have no terms of repayment.

During the six months ended January 31, 2026, the Company incurred wages and management fees of $230,435 and $97,000, respectively, to officers of the Company. Share based compensation incurred to officers and directors of the Company amounted to $75,081.

During the six months ended January 31, 2026, the Company accrued interest of $125,242 on three convertible debentures notes, two of which were issued on November 13, 2024, payable to Focus Impact Partners and Focus Impact Sponsor, and one of which was issued on March 19, 2025, payable to Focus Impact Partners.

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

Licensing agreement with Greenlines Technology Inc.

On February 16, 2024, we entered into a licensing agreement with Greenlines Technology Inc. for the use of certain technologies. We agreed to pay $42,000 within 15 days of the closing of the BCA. Such amount was paid on November 26, 2024. Commencing January 1, 2025, we must pay an annual fee of $12,000 on the first day of each calendar year for the use of the technology. The amounts due on January 1, 2025 were paid on January 9, 2026. The Company has accrued $1,000 in connection with the annual fee payable as of January 31, 2026.

Strategic Consulting Agreement with Focus Impact Partners, LLC (“Focus Impact Partners”)

On November 13, 2024, we entered into a strategic consulting agreement with Focus Impact Partners, pursuant to which the Focus Impact Partners will provide us with certain consulting services (“Strategic Consulting Agreement”) in consideration of an annual consulting fee of $500,000, which will be payable in quarterly installments of $125,000 starting with an initial payment for the period beginning December 31, 2023. Fees due under the Strategic Consulting Agreement shall accrue and not be payable until (a) we have successfully raised $5,000,000 in outside debt and/or equity capital, cumulatively since the period beginning December 31, 2023 or (b) we have 2 or more consecutive quarters of positive cash flow from operations. As of January 31, 2026, neither condition has been met. We will pay Focus Impact Partners additional consulting fees as to be mutually agreed consistent with market practice in connection with any acquisition, merger, consolidation, business combination, sale, divestiture, financing, refinancing, restructuring or other similar transaction. The Strategic Consulting Agreement has a term of three years unless terminated early with at least 120 days advance notice and will be automatically extended for successive one-year periods at the end of each year unless either party provide a written notice of its desire not to automatically extend at least 120 days prior to the end of each year during the term of the Strategic Consulting Agreement. Focus Impact Partners is owned by two of the Company’s directors: Carl Stanton and Wray Thorn.

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

Under the new Strategic Token Partnership, the Company has committed to purchase Devvio’s DevvE tokens in the amount of USD $1.0 million in 2025 and USD $1.27 million in each of 2026 and 2027. Each annual purchase will be priced based on the 10-day volume-weighted average price immediately preceding the applicable purchase date and is payable in U.S. dollars or, in certain circumstances, in tokens. In connection with each annual purchase, the Company will also receive warrants to acquire additional DevvE tokens equal to 25% of the primary purchase amount, exercisable at the same VWAP-based price for a period of three years. If the DevvE token ceases to exist or can no longer be lawfully issued or traded, the Company will have no further purchase obligations. The Company has yet to purchase the DevvE tokens as of January 31, 2026.

Subsequent Events

Debt conversion side letter with Helena I

On February 10, 2026, the Company and Helena I entered into a side letter in relation to the Crypto Strategy Convertible Debt, wherein Helena I commits to convert at least $9,000,000 of the aggregate outstanding principal and/or accrued interest into common shares of the Company on or before May 10, 2026, subject to no events of default by the Company, and the Company being in material compliance with all covenants and obligations under the securities purchase agreement in relation to the Crypto Strategy Convertible Debt, the ELOC Agreement and all other transaction documents between the Company and Helena I. The Company shall issue a convertible promissory note for the amount of $250,000 in the same form as the Crypto Strategy Convertible Debt as consideration for entering into this agreement.

Nasdaq Continued Listing Requirements

On November 18, 2025, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that its net income from continuing operations had fallen below the minimum requirement for continued listing on the Nasdaq Capital Market (the “Minimum Net Income Requirement”) and that the Company does not meet the alternatives of market value of listed securities or stockholders’ equity (collectively with the Minimum Net Income Requirement, the “Continued Listing Standards”). On February 23, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that the Nasdaq Staff had granted the Company an extension until May 18, 2026 to regain compliance with the Continued Listing Standards.

Issuance of shares

On March 12, 2026, the Company issued 454,670 shares pursuant to a conversion of $330,000 of principal of the Crypto Strategy Convertible Debt (Note 10) at a price of $0.7258 per share for a conversion notice received on March 4, 2026 from Helena I.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.
Evaluation of Disclosure of Controls and Procedures

Based on an evaluation as of January 31, 2026, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting as described below. There have been no changes during the six months ended January 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to the Proposed Three-Party Merger

The Term Sheet for the proposed three-party merger between the Company, XCF Global, Inc. and Southern is subject to the finalization of a mutually agreeable merger structure and definitive transaction documents. If a merger structure is not agreed upon or definitive transaction documents are not executed, the three-party merger may be delayed or may not be completed and the applicable Term Sheet may be terminated in accordance with its terms.

On January 26, 2026, the Company entered into a binding term sheet with XCF Global, Inc. and Southern to pursue a proposed three-party merger. The contemplated transaction would combine the parties into an integrated platform focused on SAF, environmental attribute monetization, and related low-carbon fuel initiatives. The term sheet establishes a framework for negotiating definitive agreements, which remain subject to further negotiation and approval by respective boards of directors.

If a merger structure is not agreed upon or no definitive documentation for such three-party merger is entered into, the Term Shet may be terminated. No assurance can be given as to the timing of the execution of the definitive agreements or that any other conditions pursuant to the Term Sheet will be satisfied. Accordingly, there can be no assurance as to whether or when the three-party merger will be completed.

Risks related to the Southern Energy Renewables Inc. (Southern) Merger

The pending Merger with Southern and Sierra Merger Sub, Inc. may be delayed or may not be completed, and the applicable Merger Agreement may be terminated in accordance with its terms.

On December 3, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Southern and Sierra Merger Sub, Inc., a Delaware corporation and a newly-formed wholly owned subsidiary of the Company. The transaction contemplates (i) a domestication of the Company into a Delaware corporation, (ii) a merger in which Southern will become a wholly owned subsidiary of the Company, and (iii) the issuance of Company common shares to Southern’s existing shareholders such that, upon completion of the merger, the Southern shareholders (inclusive of the concurrent PIPE described below) will hold approximately 70% of the Company’s common shares on a fully diluted basis, resulting in a reverse takeover of the Company by Southern (the “Merger”). The Merger Agreement is subject to termination, pursuant to a binding term sheet for a three-party merger among the Company, Southern, and XCF, whereupon the execution of a definitive agreement for such three-party merger, the Merger Agreement shall be terminated. Any definitive agreement for such three-party merger shall be subject to the parties thereto mutually agreeing to acceptable terms prior to execution thereof.

If no definitive documentation for such three-party merger is entered into and the Merger Agreement is not terminated as a result, the completion of the Merger remains subject to the satisfaction or waiver of a number of conditions as specified in the Merger Agreement, including, receipt of clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, approval for the post-Merger Company’s initial listing application with Nasdaq, as well as other customary closing conditions. No assurance can be given as to the timing of the satisfaction or waiver of these conditions or that these conditions will be satisfied or waived at all. Accordingly, there can be no assurance as to whether or when the Merger will be completed.

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

On February 23, 2026, the Company received a letter from Nasdaq notifying the Company that based on the compliance plan and materials the Company submitted to Nasdaq, the Nasdaq Staff had granted the Company an extension until May 18, 2026 to regain compliance with the Continued Listing Standards, which requires a minimum $2,500,000 stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 net income from continuing operations. There can be no assurance that the Company will be successful in achieving its Compliance Plan, or that the Company will be able to regain or maintain compliance with the Continued Listing Standards.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

During the quarter ended January 31, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.
Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

Exhibit Number	Description

2.1	Merger Agreement, dated as of December 3, 2025, by and among the Company, Southern Energy Renewables, Inc. and Sierra Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on December 3, 2025).
3.1	Certificate of Continuance of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by DevvStream on November 13, 2024).
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by DevvStream on August 7, 2025).
3.3	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).

10.1
Amendment No. 4 to the Strategic Partnership Agreement, dated November 28, 2025, between Devvio, Inc. and DevvStream, Inc. (f/k/a DevvESG Streaming, Inc.) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on November 3, 2025).

10.2
Securities Purchase Agreement, dated as of December 3, 2025, by and between the Company and EEME Energy SPV I LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on December 3, 2025).

10.3
Registration Rights Agreement, dated as of December 3, 2025, by and between the Company and EEME Energy SPV I LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on December 3, 2025).

10.4	Form of Company Support & Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on December 3, 2025).
10.5	Form of Southern Support & Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on December 3, 2025).
10.6
Transaction Term Sheet, dated as of January 26, 2026, by and among XCF Global Inc., Southern Energy Renewables Inc., DevvStream Corp., and EEME Energy SPV I LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on January 26, 2026).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of March, 2026.

DEVVSTREAM CORP.

/s/ David Goertz
Name:	David Goertz
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)