Form 10-Q
period 2026-04-30
DevvStream Corp.
filed 2026-06-15
CIK 1854480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of June 12, 2026, 35,067,694 common shares were issued and outstanding.

DEVVSTREAM CORP.
Quarterly Report on Form 10-Q

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Interim Balance Sheets as of April 30, 2026 (unaudited) and July 31, 2025	3

	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and nine months ended April 30, 2026 and 2025 (unaudited)	4

	Condensed Consolidated Interim Statements of Changes in Shareholders’ Deficiency for the three and nine months ended April 30, 2026 and 2025 (unaudited)	5

	Condensed Consolidated Interim Statements of Cash Flows for the three and nine months ended April 30, 2026 and 2025 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	67

Item 4.	Evaluation of Controls and Procedures	67

PART II – OTHER INFORMATION		68

Item 1.	Legal Proceedings	68

Item 1A.	Risk Factors	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3.	Defaults Upon Senior Securities	72

Item 4.	Mine Safety Disclosures	72

Item 5.	Other Information	72

Item 6.	Exhibits	72

SIGNATURES		74

2

PART I – FINANCIAL INFORMATION

Item 1.
Financial Statements

DevvStream Corp.
Condensed Consolidated Interim Financial Statements
(Expressed in United States dollars)
For the nine months ended April 30, 2026 and 2025
(unaudited)

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited - Expressed in United States dollars)

As at	April 30, 2026	July 31, 2025

ASSETS
Current assets
Cash	$201,132	$3,446,111
Trade receivable	7,229	7,360
GST receivable	131,376	140,646
Corporate taxes receivable	171,573	171,573
Deferred financing costs	138,720	138,720
Prepaid expenses	272,140	175,896
Deposit on carbon credits purchase	164,191	173,649
Carbon credits	112,609	83,672
Total current assets	1,198,970	4,337,627

Restricted cash	79,990	6,405,000
Cryptocurrencies – restricted	2,738,489	-
Long-term advances	900,000	-
Deferred financing costs, long-term	69,170	172,925
Deposit on carbon credits purchase, long-term	207,212	247,754
Investment in associate	598,591	707,989
Total assets	$5,792,422	$11,871,295

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$9,672,211	$10,682,665
Accounts payable and accrued liabilities – related parties	34,271	794,990
Convertible debentures	4,660,394	-
Convertible debentures – related parties	388,901	375,027
Default penalty liability on convertible debt	1,159,038	-
Derivative liabilities	-	72,500
Warrant liabilities	431,270	5,626,473
Stock option liabilities	6,735	133,465
Stop loss provision liabilities	1,123,777	1,065,235
Promissory note payable	536,482	-
Deferred financing benefit	78,773	-
Total current liabilities	18,091,852	18,750,355

Convertible debentures, long term	-	8,800,339
Convertible debentures – related parties, long term	-	3,914,146
Total liabilities	18,091,852	31,464,840

Shareholders’ deficiency
Common shares (No par value, unlimited common shares authorized; 16,131,164 common shares issued and outstanding) (July 31, 2025 – 3,541,668)	-	-
Additional paid in capital	30,702,600	14,174,914
Series A preferred stock subscription	900,000	-
Subscription receivable	(20,000)	(20,000)
Accumulated other comprehensive loss	44,855	45,001
Deficit	(43,926,885)	(33,793,460)
Total shareholders’ deficiency	(12,299,430)	(19,593,545)
Total liabilities and shareholders’ deficiency	$5,792,422	$11,871,295

Going concern (Note 2(b))
Commitments and contingencies (Note 18)
Subsequent events (Note 19)

See accompanying notes to the condensed consolidated interim financial statements.

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited - Expressed in United States dollars)

	Nine months ended April 30,	Nine months ended April 30,	Three months ended April 30,	Three months ended April 30,
	2026	2025	2026	2025

Revenue	$8,863	$10,164	$720	$10,164
Cost of sales	(10,177)	(2,688)	(1,520)	(2,688)
Gross profit	(1,314)	7,476	(800)	7,476

Operating expenses
Sales and marketing	380,721	832,188	184,260	155,496
Depreciation	-	953	-	231
General and administrative	1,194,178	627,377	418,735	235,972
Professional fees	4,721,929	6,846,934	1,451,076	841,536
Salaries and wages	261,438	1,013,152	83,635	353,808
Total operating expenses	(6,558,266)	(9,320,604)	(2,137,706)	(1,587,043)

Other income (loss)
Other income	14,157	-	14,157	-
Staking income	55,932	-	15,687	-
Accretion expense	(664,262)	(226,853)	(196,151)	(57,908)
Interest expense	(767,149)	(151,865)	(209,378)	(75,264)
Equity loss on investment in associate	(109,398)	(405,654)	(9,221)	(298,804)
Change in fair value of derivative liabilities	(1,500)	719,000	-	-
Change in fair value of warrant liabilities	5,195,203	5,651,008	1,437,604	5,641,785
Change in fair value of mandatory convertible debentures	-	70,500	-	-
Impairment of carbon credits	(14,706)	(1,207,782)	(1,738)	18
Inducement expenses on loan conversion	(3,599,981)	-	(3,599,981)	-
Stop-loss provision loss	(58,542)	(1,101,248)	(9,202)	(76,535)
Loss on revaluation of cryptocurrencies	(2,442,443)	-	(329,371)	-
Loss on default penalty on convertible debt	(1,159,038)	-	(1,159,038)	-
Gain on share settlement	-	899,015	-	-
Gain on settlement of debt	17,007	-	-	-
Foreign exchange loss	(39,125)	(24,428)	(12,178)	(31,100)
Total other income (loss)	(3,573,845)	4,221,693	(4,058,810)	5,102,192

Net income (loss)	$(10,133,425)	$(5,091,435)	$(6,197,316)	$3,522,625

Other comprehensive gain (loss)
Foreign currency translation	(146)	1,435	(18)	(373)
Net income (loss) and comprehensive income (loss)	(10,133,571)	(5,090,000)	(6,197,334)	3,522,252

Weighted average number of common shares outstanding – Basic	5,866,870	2,252,416	9,715,606	2,914,622
Weighted average number of common shares outstanding – Diluted	5,866,870	2,252,416	9,715,606	2,914,622

Income (Loss) per share – Basic	$(1.73)	$(2.26)	$(0.64)	$1.21
Income (Loss) per share – Diluted	$(1.73)	$(2.26)	$(0.64)	$1.21

See accompanying notes to the condensed consolidated interim financial statements.

Devvstream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
(Unaudited - Expressed in United States dollars)

	Number of Shares	Additional Paid-in Capital	Obligation to issue shares	Subscription receivable	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficiency)
Balance, July 31,2024	1,163,871	$13,321,266	$-	$-	$(21,726,229)	$43,553	$(8,361,410)
Share based compensation - RSUs	-	431,722	-	-	-	-	431,722
Share based compensation - Options	-	52,855	-	-	-	-	52,855
Warrants reclassified to liabilities on change in functional currency	-	(454,571)	-	-	-	-	(454,571)
Stock options reclassified to liabilities on RTO	-	(330,090)	-	-	-	-	(330,090)
Conversion option derivative transferred to equity	-	266,000	-	-	-	-	266,000
Gain on modification of debt with related parties	-	582,167	-	-	-	-	582,167
Recapitalization on RTO	-	(23,548,887)	-	-	-	-	(23,548,887)
Shares issued for warrant exercises	9,176	389,729	-	-	-	-	389,729
Conversion of mandatory convertible debentures	2,244	49,500	-	-	-	-	49,500
Shares for settlement of debt	342,895	10,888,912	-	-	-	-	10,888,912
Shares issued in connection with RTO	515,920	3,147,117	-	-	-	-	3,147,117
Shares issued for acquisition of associate	200,000	1,220,000	-	-	-	-	1,220,000
Shares issued for PIPE financing	169,480	2,250,000	-	(20,000)	-	-	2,230,000
Shares issued for carbon credit purchases	324,987	1,982,424	-	-	-	-	1,982,424
Shares issued for ELOC commitment	66,666	363,333	-	-	-	-	363,333
Shares issued for services	55,729	585,155	-	-	-	-	585,155
Shares issued for ELOC drawdown	160,600	481,530	-	-	-	-	481,530
Share issuance costs	-	(16,723)	-	-	-	-	(16,723)
Foreign currency translation	-	-	-	-	-	1,435	1,435
Net loss	-	-	-	-	(5,091,435)	-	(5,091,435)
Balance, April 30, 2025	3,011,568	$11,661,439	$-	$(20,000)	$(26,817,664)	$44,988	$(15,131,237)

Balance, July 31, 2025	3,541,668	$14,174,914	$-	$(20,000)	$(33,793,460)	$45,001	$(19,593,545)
Cancellation of shares	(26)	-	-	-	-	-	-

Devvstream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
(Unaudited - Expressed in United States dollars)

	Number of Shares	Additional Paid-in Capital	Obligation to issue shares	Subscription receivable	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficiency)
Share based compensation - RSUs	-	86,478	-	-	-	-	86,478
Share based compensation - Options	-	35,943	-	-	-	-	35,943
Shares issued for PIPE financing	128,370	2,000,004	-	-	-	-	2,000,004
Shares issued for ELOC drawdown	1,412,000	2,320,930	-	-	-	-	2,320,930
Shares issued for conversion of convertible debt	4,965,908	3,272,313	-	-	-	-	3,272,313
Shares issued for settlement of debt	6,083,244	8,665,773	-	-	-	-	8,665,773
Issuance of pre-funded warrants	-	250,000	-	-	-	-	250,000
Proceeds from Series A preferred stock subscription	-	-	900,000	-	-	-	900,000
Amortization of deferred financing costs	-	(103,755)	-	-	-	-	(103,755)
Foreign currency translation	-	-	-	-	-	(146)	(146)
Net loss	-	-	-	-	(10,133,425)	-	(10,133,425)
Balance, April 30, 2026	16,131,164	$30,702,600	$900,000	$(20,000)	$(43,926,885)	$44,855	$(12,299,430)

Devvstream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
(Unaudited - Expressed in United States dollars)

	Number of Shares	Additional Paid-in Capital	Obligation to issue shares	Subscription receivable	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficiency)
Balance, January 31, 2025	2,834,302	$10,946,618	$-	$-	$(30,340,289)	$45,361	$(19,348,310)
Share based compensation - RSUs	-	186,017	-	-	-	-	186,017
Share based compensation - Options	-	5,664	-	-	-	-	5,664
Shares issued for ELOC commitment	16,666	58,333	-	-	-	-	58,333
Shares issued for ELOC drawdown	160,600	481,530	-	-	-	-	481,530
Shares issued for PIPE financing	-	-	-	(20,000)	-	-	(20,000)
Share issuance costs	-		(16,723)				(16,723)
Foreign currency translation	-	-	-	-	-	(373)	(373)
Net loss	-	-	-	-	3,522,625	-	3,522,625
Balance, April 30, 2025	3,011,568	$11,661,439	$-	$(20,000)	$(26,817,664)	$44,988	$(15,131,237)

Balance, January 31, 2026	4,881,012	$18,429,564	$-	$(20,000)	$(37,729,569)	$44,873	$(19,275,132)
Share based compensation - RSUs	-	6,714	-	-	-	-	6,714
Share based compensation - Options	-	(931)	-	-	-	-	(931)
Shares issued for ELOC drawdown	201,000	112,992	-	-	-	-	112,992
Shares issued for conversion of convertible debt	4,965,908	3,272,313	-	-	-	-	3,272,313
Shares issued for settlement of debt	6,083,244	8,665,773	-	-	-	-	8,665,773
Issuance of pre-funded warrants	-	250,000	-	-	-	-	250,000
Proceeds from Series A preferred stock subscription	-	-	900,000	-	-	-	900,000
Amortization of deferred financing costs	-	(33,825)	-	-	-	-	(33,825)
Foreign currency translation	-	-	-	-	-	(18)	(18)
Net loss	-	-	-	-	(6,197,316)	-	(6,197,316)
Balance, April 30, 2026	16,131,164	$30,702,600	$900,000	$(20,000)	$(43,926,885)	$44,855	$(12,299,430)

See accompanying notes to the condensed consolidated interim financial statements.

DevvStream Corp.
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in United States dollars)

For the nine months ended April 30,	2026	2025
Operating activities
Net loss for the period	$(10,133,425)	$(5,091,435)
Items not affecting cash:
Depreciation	-	953
Share based compensation	122,421	484,577
Change in fair value of derivative liabilities	1,500	(719,000)
Change in fair value of mandatory convertible debentures	-	(70,500)
Change in fair value of warrant liabilities	(5,195,203)	(5,651,008)
Change in fair value of stock option liabilities	(126,730)	(294,441)
Gain on settlement of accounts payable	(17,007)	(899,015)
Loss on investment in associate	109,398	405,654
Loss on revaluation of cryptocurrencies	2,442,443	-
Impairment of carbon credits	14,706	1,207,782
Inducement expenses on loan conversion	3,599,981	-
Loss on default penalty on convertible debt	1,159,038	-
Retirement of carbon credits	50,000	-
Stop-loss provision loss	58,542	1,101,248
Staking income	(55,932)	-
Accrued interest	765,418	149,905
Accretion expense	664,262	226,853
Other income	(14,157)	-
Changes in non-cash working capital items:
Trade receivable	133	(9,164)
GST receivable	9,268	(37,350)
Other receivables	-	(171,573)
Carbon credits	(43,643)	(97,904)
Prepaid expenses	(96,244)	(60,857)
Accounts payable and accrued liabilities	(492,929)	4,761,674
Due to related party	(261,237)	-
Net cash used in operating activities	(7,439,397)	(4,763,601)

Investing activities
Cash assumed on RTO	-	1,661,645
Purchase of cryptocurrencies	(5,125,100)	-
Sale of cryptocurrencies	100	-
Advances to Southern Energy Renewables	(900,000)	-
Net cash (used in) provided by investing activities	(6,025,000)	1,661,645

Financing activities
(Repayment of) Proceeds from convertible debentures	(1,611,402)	285,650
Proceeds from warrant exercise	-	86,237
Proceeds from PIPE financing	2,000,004	2,230,000
Proceeds from ELOC drawdown	1,655,952	481,530
Proceeds from promissory note	700,000	-
Proceeds from pre-funded warrants	250,000	-
Proceeds from Series A preferred stock subscription	900,000	-
Net cash provided by financing activities	3,894,554	3,083,417

Effect of exchange rate changes on cash	(146)	1,435

Net decrease in cash and restricted cash	(9,569,989)	(17,104)
Cash and restricted cash, Beginning	9,851,111	21,106
Cash and restricted cash, Ending	$281,122	$4,002

Presented as:
Cash	$201,132	$4,002
Restricted cash	79,990	-
Cash and restricted cash, Ending	$281,122	$4,002

Supplemental information:
Taxes paid	$-	$-
Interest paid	$410,898	$-
Fair value of warrants exercised	$-	$389,729
Fair value of securities issued for the RTO (Note 4)	$-	$3,147,117
Fair value of securities issued for settlement of accounts payable	$1,000,000	$10,888,912
Fair value of securities issued for services	$-	$585,155
Fair value of securities issued for carbon credits	$-	$1,982,424
Fair value of securities issued for the acquisition of interest in associate	$-	$1,220,000
Fair value of securities issued for ELOC commitment	$-	$363,333
Repayment of convertible debentures from ELOC drawdown proceeds	$580,233	$-
Repayment of promissory note payable from ELOC drawdown proceeds	$84,745	$-
Convertible debentures and derivative liabilities converted into shares	$7,588,105	$-
Fair value of securities issued for inducement expenses	$3,349,981	$-
Convertible debenture issued for inducement expenses	$250,000	$-

See accompanying notes to the condensed consolidated interim financial statements.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

1.
Nature of operations

DevvStream Corp. (formerly Focus Impact Acquisition Corp.) (the “Company” or “Devv Corp.”) is a company existing under the Business Corporations Act of Alberta, Canada. The head office is located at #1700, 421 – 7th Avenue S.W., Calgary, Alberta, T2P 4K9 and its records and registered office is located at 2108 N St., Suite 4254, Sacramento, CA 95816.

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

2.
Basis of preparation

(a)
Statement of compliance

These unaudited condensed consolidated interim financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions in Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”), effective for the nine months ended April 30, 2026.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

2.
Basis of preparation (continued)

(b)
Going concern

These unaudited condensed consolidated interim financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. As at April 30, 2026, the Company has a working capital deficit, has incurred negative cash flows and losses since inception, and has generated limited revenues to date. The Company’s ability to continue its operations, realize its assets at their carrying values and discharge its liabilities is dependent upon its ability to raise adequate financing from external sources and generate profits and positive cash flows from operations.

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

As of April 30, 2026, the Company’s subsidiaries were:

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

2.
Basis of preparation (continued)

(e)
Functional and presentation currencies

Effective August 1, 2024, the Company reassessed its functional currency and the functional currency of its subsidiaries due to changes in underlying transactions, events, and conditions. As a result of this reassessment, the Company determined that its functional currency changed from the Canadian dollar (“CAD$”) to the United States dollar (“US$”) for Devv Holdings and DESG. Finco’s functional currency remained CAD$. This change aligns with the business’s future focus and the effective date of the Devv Corp.’s Form S-4 Registration Statement with the SEC, a crucial part of the De-SPAC transaction closing. The change in functional currency was accounted for prospectively from August 1, 2024, with no impact on prior year comparative information. Upon the change in functional currency on August 1, 2024, 121,995 of the Company’s warrants which had strike prices denominated in CAD$ were reclassified as warrant liabilities (Note 12). Determining the functional currency involved significant judgments to assess the primary economic environment in which the Company operates, including factors such as the currency of underlying transactions, the location of key operations, and the currency of expected cash flows.

The Company’s presentation currency is and continues to be the United States dollar.

(f)
Use of estimates and judgments

In preparing these condensed consolidated interim financial statements, management has made judgements, estimates and assumptions that affect the applicability of the Company’s accounting policies. In preparing these condensed consolidated interim financial statements, the significant estimates and critical judgments were the same as those applied to the audited consolidated financial statements as at and for the year ended July 31, 2025, other than the below:

Critical Judgements

Advances to Southern Energy Renewables, Inc.

Between February and April 2026, the Company advanced $900,000 in funds to Southern Energy Renewables Inc. (“Southern”), pursuant to the agreed upon use of proceeds from Series A preferred stock subscriptions received by the Company. The form of such investments into Southern are to be agreed upon between the Company and Southern, and may be in debt and/or equity securities of Southern. As of April 30, 2026, the Company assesses it has no power to direct the activities that most significantly affect Southern’s economic performance nor obligation to absorb losses or right to receive benefits from Southern. As such, the Company considers advances to Southern to-date to be a non-current asset in the form of a long-term advance as of April 30, 2026, pending resolution of the form of the ultimate instrument(s) of the Company’s investment into Southern.

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
For the three and nine months ended April 30, 2026 and 2025

2.
Basis of preparation (continued)

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

(b)
Default penalty liability on convertible debt

Certain convertible debts issued by the Company include registration rights, a default of which requires the Company to pay liquidated damages, additional interest, and default premiums.

The Company accounts for default penalty liability on convertible debt in accordance with ASC Topic 450, Contingencies (“Topic 450”). A loss contingency is accrued if it is both probable and reasonably estimable. Topic 450 defines “probable” as “the future event or events are likely to occur”, and the amount to be accrued shall be a better estimate than any other estimate within the range, or the minimum amount in the range if no amount within the range is a better estimate than any other amount.

The Company assessed that such obligations are probable and estimable, insofar as the Company has filed a registration statement which was not declared effective by the effectiveness deadline, and the creditor has asserted such default subsequent to April 30, 2026. Accordingly, the Company accrued for liabilities on the default penalties based on the terms of the convertible debt, and will adjust the liability at each reporting period.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

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

Historical presentation of number of shares, warrants, options, and RSUs outstanding, weighted average number of shares outstanding, and exercise price of equity instruments, that are presented elsewhere in the condensed consolidated financial statements, including the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of changes in shareholders’ deficiency, and Note 10 and 14, are retrospectively adjusted to reflect the application of the Common Conversion Ratio, with exercise price of warrants and options, and conversion price of convertible debentures adjusted by the inverse of the Common Conversion Ratio. This is further adjusted by a one-for-ten reverse stock split that took place on August 8, 2025.

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
For the three and nine months ended April 30, 2026 and 2025

4.
Reverse takeover (continued)

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
For the three and nine months ended April 30, 2026 and 2025

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

Stop-loss provision

All of the agreements contain adjustment clauses whereby if the Company’s share price falls below the respective purchase prices outlined in the agreements, in the 12 to 18 months following the agreements, the Company is obligated to issue additional shares to cover the shortfall. The Company has assessed that the potential liability associated with the stop-loss provision for carbon credits received as of April 30, 2026 is $1,123,777, based on the closing market price of the Company’s shares on that date.

Deposit on carbon credits

Consideration paid of $371,403 related to the future delivery of carbon credits is recorded as a deposit on carbon credits, of which $271,403 relate to a contract containing a stop-loss provision. The stop-loss provision related to these contracts has not been recognized. As there is not yet certainty to the delivery of the credits, the obligation to issue additional shares is not probable as at April 30, 2026.

Retirement of carbon credits

On June 20, 2025, the Company entered into an agreement to purchase 16,500 carbon credits from a vendor at a unit price of $6.06, for a total purchase consideration of $100,000. Under the terms of the agreement, the vendor is required to retire 50% of the credits on behalf of the Company within five (5) days of payment confirmation and transfer the remainder to the Company. As of April 30, 2026, full consideration of $100,000 has been paid. On August 14, 2025, the vendor retired 50% of the purchased credits (8,250 credits) on behalf of the Company to offset the Company’s carbon footprints. Accordingly, an environmental expense of $50,000 has been recorded in general and administrative expenses during the nine months ended April 30, 2026. The remaining 8,250 carbon credits have been fully delivered to the Company on January 21, 2026.

Impairment of carbon credits

During the nine months ended April 30, 2026, the Company identified indicators that the NRV of certain carbon credits had declined below their carrying values due to changes in market pricing. As a result, the Company wrote down the affected carbon credits to their NRV. The impairment recognized during the nine months ended April 30, 2026 amounted to $14,706.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

6.
Cryptocurrencies (continued)

Under the terms of this financing arrangement, all cryptocurrency and cash maintained with Bitgo are restricted to secure the Helena convertible debt until the fair value of the Company’s cryptocurrency holdings exceeds $20 million (the “Threshold Amount”). Helena also maintains a first preference claim on the Company’s assets until the Threshold Amount is met. Once the Threshold Amount is achieved, only cryptocurrency holdings up to $20 million in a segregated account remain pledged as security; however, as of April 30, 2026, the Threshold Amount had not been met, and all cryptocurrency and cash balances remained fully restricted.

Cryptocurrencies are accounted for as indefinite-lived intangible assets in accordance with ASC 350-60 and are subsequently measured at fair value, with changes in fair value recognized in earnings in accordance with ASC 350-60-35 and ASC 820. Fair value is determined using quoted prices in active markets.

Activity in cryptocurrency holdings during the nine months ended April 30, 2026 was as follows:

	Bitcoin	Solana	USDC	Total
Balance, August 1, 2025	$-	$-	$-	$-
Purchases	2,562,500	2,562,500	100	5,125,100
Sales	-	-	(100)	(100)
Staking income earned	-	55,932	-	55,932
Fair value loss	(866,328)	(1,576,115)	-	(2,442,443)
Balance, April 30, 2026	$1,696,172	$1,042,317	$-	$2,738,489

As at April 30, 2026, the Company held 22.229041 BTC and 12,554.44 SOL, with fair values of $76,304.32 per BTC and $83.02 per SOL. The Company also held $79,990 in cash in the Bitgo account (Note 10). All cryptocurrency and cash balances are presented as non-current assets, as management does not expect to liquidate these assets within the next twelve months and the balances are pledged as collateral for long-term debt, in accordance with ASC 210-10-45.

The Company participates in staking activities for Solana. Staked Solana remains recognized as an asset of the Company because delegation to validators does not transfer control of the underlying tokens, and the criteria for derecognition under ASC 350-10-40 are not met. Staking rewards are recognized in earnings when earned and measured at fair value on the date earned. During the period, the Company earned 443.46 SOL, with a total fair value of $55,932.

On May 28, 2026, the Company received a Notice of Exclusive Control from Helena, in relation to the Helena convertible debt (Note 10), in which Helena asserted an event of default had occurred in relation to a failure to cause a registration statement covering the resale of shares issuable upon conversion of the Helena convertible debt to be declared effective by the Securities and Exchange Commission by the applicable deadline. As such, Helena has instructed Bitgo to exercise control rights over the custodial account and removed the Company’s rights over the custodial account, with the stated intent of liquidation of assets held in the custodial account to be applied against the balance of the Helena convertible debt and asserted liquidated damages. The Company has accrued a default penalty liability as of April 30, 2026 of $1,159,038 (Note 10) in relation to the failure to cause a registration statement to be declared effective.

On June 8, 2026, the Company entered into a settlement agreement with Helena in which among others, the Company has agreed to relinquish control over the Bitgo custodial account, with a mutually agreed valuation of $2,600,000 for the cryptocurrency and restricted cash held in the account, which is applied against the Helena convertible debt, with a remaining debt (Note 10) consisting of liquidated damages and penalties remaining outstanding subsequently.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

7.
Investment in associate

On November 6, 2024, the Company received 2,000,000 shares in FCS, in connection with an agreement to acquire a stake in FCS in exchange for 200,000 shares of the Company that was entered into on October 28, 2024. At the time of acquisition, the 2,000,000 shares of FCS received by the Company represented 50% of shares outstanding, and the initial balance of investment was determined to be $1,220,000 being the fair value of the shares issued by the Company in consideration for the exchange. As at April 30, 2026, the Company’s share of ownership remained at 50%. Management assessed that the Company has significant influence over FCS based on its share of ownership, and that the investment should be accounted for using the equity method of accounting.

Summarized financial information of FCS and a reconciliation of the carrying amount of the investment set forth in the condensed consolidated interim balance sheets are set out below:

Summarized balance sheet

April 30, 2026
ASSETS
Cash	$258
Due from related parties	123,075
Start-up costs, net	99,483
Total assets	$222,816

LIABILITIES
Accounts payable and accrued liabilities	$255,388
Convertible notes	1,251,825
Loan from shareholder	1,418
Total liabilities	$1,508,631

Summarized statement of loss

	For the nine months ended April 30, 2026	For the three months ended April 30, 2026
Consulting revenue	4,990	4,990

Operating expenses
General and administrative expenses	$2,753	$207
Guaranteed payments	155,899	5,000
Legal and professional fees	1,749	-
Travel	1,241	-
Amortization	7,869	-
Total operating expenses	$(169,511)	$(5,207)

Interest expenses	(54,275)	(18,225)
Net loss	$(218,796)	$(18,442)
Company’s ownership	50%	50%
Company’s share of loss	$(109,398)	$(9,221)

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

7.
Investment in associate (continued)

A continuity of the Company’s investment in associate is as follows:

Balance as at July 31, 2024	$-
Investment by the Company	1,220,000
Company’s share of loss	(512,011)
Balance as at July 31, 2025	$707,989
Company’s share of loss	(109,398)
Balance as at April 30, 2026	$598,591

8.
Equity Line of Credit (“ELOC”)

On October 29, 2024, the Company entered into the ELOC Agreement with Helena Global Investment Opportunities I Ltd (“Helena”). Under the ELOC Agreement, the Company will have the right to issue and to sell to Helena from time to time, up to $40,000,000 of the Company’s common shares following the closing of the De-SPAC Transaction and the effectiveness of the registration statement registering the Company’s common shares being sold under the ELOC Agreement (the “Helena Registration Statement”). As a commitment fee in connection with the execution of the ELOC Agreement, 50,000 shares of the Company was issued upon closing of the De-SPAC transaction. Following the closing of the De-SPAC Transaction and the Helena Registration Statement becoming effective, the Company issued to Helena common shares equal to $125,000 divided by the greater of (i) the lowest one-day VWAP during the five trading days immediately preceding the effectiveness date of such Registration Statement and (ii) $7.50. On March 17, 2025, the Company issued 16,666 shares in satisfaction of this obligation.

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

On December 3, 2025, the Company entered a side letter with Helena, amending the terms of the Company’s existing convertible note and ELOC Agreement. The amendment places temporary limits on Helena’s sales of conversion shares, subject to trading-volume conditions, and requires the Company to submit advance notices sufficient to receive at least $7,500,000 in net proceeds under the ELOC prior to February 28, 2026. The Company has not submitted advance notices to receive sufficient net proceeds as of February 28, 2026, as the Company subsequently entered into a binding term sheet for a merger (Note 18), which placed restrictions on further drawdowns of the ELOC by the Company.

As at April 30, 2026, $5,649,011 have been drawn against the ELOC through the issuance of 2,257,700 shares. During the nine months ended April 30, 2026, $2,320,930 has been drawn against the ELOC through the issuance of 1,412,000 shares (Note 14).

On June 3, 2026, the Company terminated the ELOC Agreement with Helena.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

9.
Accounts payable and accrued liabilities

	April 30, 2026	July 31, 2025
Accounts payable	$1,691,915	$1,113,372
Accrued liabilities	5,470,067	7,059,064
Excise taxes payable	2,410,973	2,410,973
Income taxes payable	99,256	99,256
	9,672,211	10,682,665
Accounts payable, related parties	11,354	271,919
Accrued liabilities, related parties	22,917	523,071
	$9,706,482	$11,477,655

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

10.
Convertible debentures (continued)

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

On November 12, 2024, the maturity of the Devvio Tranche was extended to May 30, 2025. As there was no change to the cash flows as a result of this change, the 10% test was not met and therefore, there was no extinguishment of the debt as a result of this change. The Devvio Tranche is outstanding as of April 30, 2026, and the Company is in the process of negotiating a further extension.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

10.
Convertible debentures (continued)

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
For the three and nine months ended April 30, 2026 and 2025

10.
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

On March 10, 2026, the Company and Focus Impact Partners entered into a conversion agreement to settle the outstanding New Focus Impact Partners Convertible Debt through the issuance of common shares at a conversion price of $0.9026 per share. At the settlement date, the debt had a carrying value of $999,691, comprising the fair value of the debt of $1,051,032 less the unamortized discount of $51,341. As the conversion was effected at a price below the $8.67 floor conversion price provided under the original terms, the Company issued additional shares to induce conversion, and the settlement was accounted for as an induced conversion under ASC 470-20. Upon conversion, the carrying value of the debt of $999,691 was derecognized and reclassified to equity. The Company issued 1,164,450 common shares in settlement, compared to the 121,226 shares issuable under the original conversion terms, resulting in 1,043,224 incremental inducement shares. The fair value of the incremental consideration, measured as 1,043,224 shares at the Company’s share price of $0.7920 on the settlement date, was $826,233 and was recognized as an inducement expense in the statement of operations.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

10.
Convertible debentures (continued)

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

On November 12, 2024, the maturity of the Envviron Tranche are extended to May 30, 2025. As there was no change to the cash flows as a result of this change, the 10% test was not met and therefore, there was no extinguishment of the debt as a result of this change. The Envviron Tranche is outstanding as of April 30, 2026, and the Company is in the process of negotiating a further extension.

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
For the three and nine months ended April 30, 2026 and 2025

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

On March 10, 2026, the Company and Focus Impact Sponsor entered into a conversion agreement to settle the outstanding New Convertible Debt through the issuance of common shares at a conversion price of $0.9026 per share. At the settlement date, the debt had a carrying value of $3,053,582, comprising the fair value of the debt of $3,210,403 less the unamortized discount of $156,821. As the conversion was effected at a price below the $8.67 floor conversion price provided under the original terms, the Company issued additional shares to induce conversion, and the settlement was accounted for as an induced conversion under ASC 470-20. Upon conversion, the carrying value of the debt of $3,053,582 was derecognized and reclassified to equity. The Company issued 3,556,839 common shares in settlement, compared to the 370,289 shares issuable under the original conversion terms, resulting in 3,186,550 incremental inducement shares. The fair value of the incremental consideration, measured as 3,186,550 shares at the Company’s share price of $0.7920 on the settlement date, was $2,523,748 and was recognized as an inducement expense in the statement of operations.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

On March 10, 2026, the Company and Focus Impact Partners entered into a conversion agreement to settle the outstanding Additional Convertible Debt through the issuance of 254,045 common shares.

10.
Convertible debentures (continued)

Because the conversion was effected outside the original stated conversion terms, the transaction was accounted for as an extinguishment of debt under ASC 470-50. At the settlement date, the Company derecognized the host debt component with a carrying value of $188,519 (face value of $229,301 net of unamortized discount of $40,781) and the related embedded derivative liability, measured at a fair value of $74,000 at the conversion date using the Monte Carlo model. The fair value of the common shares issued in settlement was $201,203, determined using the Company’s share price of $0.7920 on the settlement date. As the debt was held by a related party, the resulting $61,316 difference between the carrying value of the liabilities extinguished and the fair value of the consideration issued was recognized as a capital transaction within additional paid-in capital in accordance with ASC 470-50-40-2.

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

The principal loan amount and any accrued interest under the Crypto Strategy Convertible Debt in issuance are convertible into common stock of the Company at the option of the holder at 95% of the lowest daily volume weighted average price of the Company’s shares during the 5 preceding trading days, subject to a floor price of $0.07722, and a cap price of $7.722.

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

As of April 30, 2026, the Crypto Strategy Convertible Debt is secured by up to $20,000,000 of proceeds from the Crypto Strategy Convertible Debt, held in a segregated account for trading in cryptocurrencies.

10.
Convertible debentures (continued)

The segregated account is subject to a crypto control account agreement, which requires lenders’ approval for actions taken in the segregated account.

On July 17, 2025, the Company closed the initial tranche of the Crypto Strategy Convertible Debt in the principal amount of $10,000,000, for gross proceeds of $9,200,000, with a maturity date of January 17, 2027. The Company also incurred $85,000 in transaction costs in connection with the issuance. $6,405,000 of net proceeds are intended for the purchase of cryptocurrencies. As of April 30, 2026, $79,990 are held as cash in a segregated account, and are thus presented as restricted cash in the consolidated balance sheet and $5,125,100 has been used for purchase of cryptocurrencies (Note 6).

In connection with entering into the Crypto Strategy Convertible Debt, the Company entered into a registration rights agreement (the “RRA”), pursuant to which, the Company agreed to register for resale the common shares that are issuable upon conversion of the Crypto Strategy Convertible Debt. If the registration statement covering the resale of the common shares is not filed or declared effective by certain dates set forth in the RRA, the Company will be required to pay Helena certain amounts as liquidated damages.

On December 3, 2025, the Company received a consent and waiver letter from Helena in relation to a Merger Agreement (Note 14) entered into between the Company and Southern Energy Renewables Inc. (“Southern”), under which Helena agreed to (i) consent to the Company entering into the Merger Agreement; (ii) waive its right to terminate the securities purchase agreement for the Crypto Strategy Convertible Debt in relation to a potential change of control triggered by the execution of the Merger Agreement; (iii) waive its right to cause the Company to utilize 25% of the aggregate proceeds of any issuances in connection with the Merger Agreement with Southern to repay the Crypto Strategy Convertible Debt.; (iv) waive its right to participate in any stock issuances contemplated by the Merger Agreement; (v) waive the Company’s obligation to deliver any notice of change of control triggered by the execution of the Merger Agreement, and other limited waivers.

On March 5, 2026, the Company and Helena entered into a mutual agreement for an interest waiver on the Crypto Strategy Convertible Debt through the end of May 2026, and to utilize $1,200,000 held as restricted cash in the Bitgo account to partially prepay the debt, inclusive of a 10% prepayment penalty. The Company assessed the amendment under ASC 470-50 and concluded the modification was not substantial.

Between March 2026 and April 2026, the Company issued 4,965,908 shares (Note 14) pursuant to conversion notices issued to the Company by Helena in relation to the Crypto Strategy Convertible Debt, for the conversion of principal of $3,188,250. Further, on April 28, 2026 the Company received an irrevocable conversion notice to convert principal of $250,000 for 900,756 shares, which are not issued until May 1, 2026, has been recorded as converted, as of April 30, 2026. Accordingly, the corresponding carrying value of $3,272,313 in relation to the Crypto Strategy Convertible Debt is reclassified from convertible debt to equity.

Subsequent to April 30, 2026, Helena asserted an event of default under the Crypto Strategy Convertible Debt and took control of the Bitgo custodial account (Note 6). On June 8, 2026, the Company entered into a settlement agreement with Helena under which it relinquished the account, and the agreed value of $2,600,000 was applied against the debt, with a remaining balance of liquidated damages and penalties outstanding, after further conversions of the Crypto Strategy Convertible Debt (Note 19). The Company has recorded a default penalty accrual as of April 30, 2026, as reported below.

Default Penalty on Convertible Debt

Under the terms of the Crypto Strategy Convertible Debt and the RRA, an event of default arising from a failure to secure the effectiveness of a registration statement by the agreed upon deadline entitles

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

10.
Convertible debentures (continued)

the holder to liquidated damages of 1% of the outstanding balances per month, together with interest of 10% per annum on those liquidated damages, and a mandatory default amount equal to a 130% premium on outstanding principal and interest. The deadline to secure an effective registration statement was November 8, 2025. The Company’s failure to secure an effective registration statement was a condition that existed as of April 30, 2026. Helena’s assertion of default in May 2026 (Note 19) and the related settlement in June 2026 (Note 19) demonstrated that the loss was probable and reasonably estimable as of April 30, 2026.

Accordingly, in accordance with ASC 450-20, the Company recognized a provision for default penalties of $1,159,038 as of April 30, 2026, comprising liquidated damages and related interest of $456,642 and a default premium of $702,396. The Company concluded that the 5% default interest otherwise provided for was not applicable in light of an interest holiday granted by Helena, and that no liability for conversion-failure liquidated damages existed as of April 30, 2026 as the relevant condition had not arisen at that date.

Waiver Fee Note

On February 10, 2026, the Company issued a $250,000 convertible promissory note (the “Waiver Fee Note”) to Helena pursuant to a debt conversion side letter. The Waiver Fee Note was issued as consideration for Helena’s commitment to convert a minimum of $9,000,000 of principal and accrued interest under the Crypto Strategy Convertible Debt by May 10, 2026, and no cash proceeds were received by the Company on issuance. The Waiver Fee Note bears interest at 8% per annum, computed on the basis of a 360-day year of twelve 30-day months, and matures on January 17, 2027.

As no cash or other consideration was received by the Company and the Waiver Fee Note was issued solely to induce Helena’s conversion commitment, the $250,000 principal amount was recognized as an inducement expense on issuance, with a corresponding convertible debt liability. The note was issued at its face amount with no original issue discount and no transaction costs; accordingly, its effective interest rate equals the contractual rate of 8% and its net carrying value equals its gross carrying value, with no accretion recognized in any period. Consistent with the assessment of the Crypto Strategy Convertible Debt, the conversion feature attached to the Waiver Fee Note is not bifurcated.

A continuity of the Company’s convertible debentures is as follows:

Balance as at July 31, 2024	$881,544
Issued	13,686,133
Fair value of embedded derivative	(138,250)
Issuance discount	(800,000)
Transaction costs	(85,000)
Repayment	(448,151)
Accretion	346,424
Interest	305,591
Accrued interest transferred to accrued liabilities	(21,129)
Extinguishment	(3,982,650)
Assumed on RTO	3,345,000
Balance as at July 31, 2025	$13,089,512
Issuance	250,000
Repayment	(2,191,635)
Accretion	664,262
Interest	751,261
Conversion	(3,272,313)
Extinguishment	(4,241,792)
Balance as at April 30, 2026	$5,049,295

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

10.
Convertible debentures (continued)

Breakdown of the Company’s convertible debentures is as follows:

	April 30, 2026	July 31, 2025
Convertible debentures, short-term, related party	$388,901	$375,027
Convertible debentures, long-term, related party	-	3,914,146
Convertible debentures, short-term	4,660,394	-
Convertible debentures, long-term	-	8,800,339
	$5,049,295	$13,089,512

The face value of the convertible debentures as of April 30, 2026 was $5,245,298.

Below is a continuity of the embedded derivative liabilities:

Balance as at July 31, 2024	$919,250
Derivative liability component	138,250
Change in fair value of derivative liabilities	(719,000)
Transferred to equity	(266,000)
Balance as at July 31, 2025	$72,500
Change in fair value of derivative liabilities	1,500
Transferred to equity	(74,000)
Balance as at April 30, 2026	$-

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

The key inputs used in the Monte Carlo model for the derivative liabilities were as follows:

	At initial measurement (for the year ended July 31, 2025)	As at July 31, 2025	As at March 10, 2026 (extinguishment date)
Probability of De-SPAC Transaction closing	90% - 99%	N/A	N/A
Risk-free interest rate	0.61% - 4.25%	2.75%	2.43%
Expected term (years)	0.01 – 2.00	1.63	1.02
Expected annual volatility for the Company	92.5% - 150%	150%	150%
Expected annual volatility for Focus Impact	2.5% - 100%	N/A	N/A
Common conversion ratio	0.063 – 0.1462	N/A	N/A
Foreign exchange rate	0.718 – 0.734	N/A	N/A

As at April 30, 2026, the conversion options attached to the Devvio Tranche, the Focus Impact Partners Convertible Debt, the Envviron Tranche, and the New Convertible Debt meet the definition of equity under Topic 815 and are accordingly no longer presented as derivative liabilities. Only the conversion option attached to the Additional Convertible Debt is presented as derivative liabilities, which has been transferred to equity upon extinguishment of the Additional Convertible Debt.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

11.
Promissory Note

On March 6, 2026, the Company issued a non-interest-bearing promissory note (the “Note”) to Helena with the principal amount of $700,000. The Note is unsecured, matures on March 6, 2027, and may be prepaid in whole or in part at any time without penalty. The Company received cash proceeds of $700,000 on March 10, 2026.

As the Note is non-interest-bearing, the Company imputed interest in accordance with ASC 835-30 and recorded the Note at its present value at issuance of $595,759, determined by discounting the face amount at an imputed market rate of 17.50% per annum. The resulting discount of $104,240 is amortized to interest expense over the term of the Note using the effective interest method. A deferred financing benefit of the same amount is recognized as a current liability, which will be amortized over the term of the Note to offset imputed interest expense on the Note.

During the nine months ended April 30, 2026, the Company made partial repayments of $84,745 against the face value of the Note through drawdowns under its ELOC (Note 8) and recognized imputed interest expense of $14,157. As at April 30, 2026, the Note had a face value of $615,255, an unamortized discount of $78,773, and a net carrying value of $536,482, which is classified as a current liability.

12.
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

Changes to warrant liability during the nine months ended April 30, 2026

As at April 30, 2026, the fair value of the liability classified warrants were remeasured at $431,270 using the Black-Scholes option pricing model, with the following assumptions (weighted average): expected dividend yield - 0%, expected volatility - 150%, risk-free interest rate – 3.13% and an expected remaining life of 3.49 years. The Company recognized ($5,195,203) as a change in fair value for the nine months ended April 30, 2026.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

12.
Warrant liabilities (continued)

The following is a continuity of the Company’s derivative warrant liabilities:

Balance as at July 31, 2024	$-
Warrants fair value upon change in functional currency (Note 2)	454,571
Warrants issued upon De-SPAC transaction (Note 4)	7,196,286
Warrants to be issued (mandatory convertible debentures)	7,500
Change in fair value of warrant liabilities (exercised warrants)	162,396
Change in fair value of warrant liabilities (expired warrants)	(25,067)
Fair value of warrants exercised	(303,492)
Change in fair value of warrant liabilities	(1,865,721)
Balance as at July 31, 2025	$5,626,473
Change in fair value of warrant liabilities	(5,195,203)
Balance as at April 30, 2026	$431,270

13.
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

Changes to stock option liability during the nine months ended April 30, 2026

As at April 30, 2026, the fair value of the liability classified stock options were remeasured at $6,735 using Black-Scholes option pricing model, with the following assumptions (weighted average): expected dividend yield - 0%, expected volatility - 150%, risk-free interest rate – 3.30% and an expected remaining life of 4.48 years. The Company recognized ($126,730) as a change in fair value for the period ended April 30, 2026, which is presented within salaries and wages.

The following is a continuity of the Company’s derivative stock option liabilities:

Balance as at July 31, 2024	$-
Stock options fair value upon change De-SPAC transaction (Note 4)	330,090
Change in fair value of stock option liabilities	(196,625)
Balance as at July 31, 2025	$133,465
Change in fair value of stock option liabilities	(126,730)
Balance as at April 30, 2026	$6,735

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

14.
Share capital

(a)
Authorized

The Company is authorized to issue an unlimited number of common stock without par value.

The Company is authorized to issue an unlimited number of preferred stock, issuable in series in accordance with the Business Corporations Act of Alberta, Canada.

(b)
Shares issued

Shares issued during the nine months ended April 30, 2026

In August 2025, the Company issued 300,000 shares in accordance with the ELOC Agreement with Helena (Note 8) for gross proceeds of $756,600.

In December 2025, the Company issued 411,000 shares in accordance with the ELOC Agreement with Helena (Note 8) for gross proceeds of $821,238.

On December 3, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Southern and Sierra Merger Sub, Inc., a Delaware corporation and a newly-formed wholly owned subsidiary of the Company. The transaction contemplates (i) a domestication of the Company into a Delaware corporation, (ii) a merger in which Southern will become a wholly owned subsidiary of the Company, and (iii) the issuance of Company common shares to Southern’s existing shareholders such that, upon completion of the merger, the Southern shareholders (inclusive of the concurrent PIPE described below) will hold approximately 70% of the Company’s common shares on a fully diluted basis, resulting in a reverse takeover of the Company by Southern. The Merger Agreement has been automatically terminated as of May 12, 2026 pursuant to its terms, with mutual agreement between the Company and Southern. The Company and Southern instead entered into a business combination agreement (“XCF BCA”) on April 13, 2026 for a three-party merger among the Company, Southern, and XCF Global Inc. (“XCF”) (Note 18).

Concurrent with signing the Merger Agreement with Southern, the Company entered into a Securities Purchase Agreement with EEME Energy SPV I LLC (“EEME”) pursuant to which the Company issued 128,370 shares of its common stock for aggregate gross proceeds of $2,000,004 in a private placement transaction at a price of $15.58 per share. The Company also agreed to register the resale of such shares and the shares issuable to Southern shareholders following the closing of the merger.

In January 2026, the Company issued 500,000 shares in accordance with the ELOC Agreement with Helena (Note 8) for gross proceeds of $630,100.

On March 13, 2026, the Company issued 4,721,289 shares in accordance with a conversion agreement with Focus Impact Partners and Focus Impact Sponsor entered into on March 10, 2026 (Note 10) for the extinguishment of the New Focus Impact Partners Convertible Debt, and the Debt Assumed on RTO, at an agreed conversion price of $0.9026. The Company recognized in equity the carrying value on extinguishment date of the convertible debts of $4,053,273, along with an inducement expense of $3,349,981 which represented the fair value of 4,229,774 shares that would have otherwise not been issued under the original conversion terms (with a floor conversion price of $8.67). The Company also issued 254,045 shares with fair value of $201,203 to Focus Impact Partners in accordance with the conversion agreement for extinguishment of the Additional Focus Impact Partners Convertible Debt (Note 10), which had a carrying value of $188,519, and an associated derivative liability having a carrying value of $74,000. The Company recognized the gain on settlement of $61,316 in equity as the transaction is more akin to a capital transaction per ASC 470-50-40-2, to reflect the Focus Impact Sponsor undertaking the settlements in its capacity as a significant shareholder of the Company.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

14.
Share capital (continued)

(b)
Shares issued (continued)

On March 13, 2026, the Company also issued 1,107,910 shares with fair value of $877,465 in accordance with the same conversion agreement in settlement of an accrued liability of $1,000,000 owed to Focus Impact Partners in relation to a strategic consulting agreement (Note 18). The Company recognized the gain on settlement of $122,535 in equity as the transaction is more akin to a capital transaction per ASC 470-50-40-2, to reflect the Focus Impact Sponsor undertaking the settlements in its capacity as a significant shareholder of the Company.

Between March 2026 and April 2026, the Company issued 4,965,908 shares pursuant to conversion notices issued to the Company by Helena in relation to the Crypto Strategy Convertible Debt (Note 10), for the conversion of principal of $3,188,250. Further, on April 28, 2026 the Company received a conversion notice to convert principal of $250,000 for 900,756 shares, which are not issued until May 1, 2026. Accordingly, the corresponding carrying value of $3,272,313 in relation to the Crypto Strategy Convertible Debt is reclassified from convertible debt to equity.

In April 2026, the Company issued 201,000 shares in accordance with the ELOC Agreement with Helena (Note 8) for gross proceeds of $112,992.

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

On October 29, 2024, the Company issued 9,176 shares for the exercise of 600,000 share purchase warrants, at an exercise price of CAD$13.08 per share for gross proceeds of $86,237. The fair value of the warrants was $303,492.

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

On November 6, 2024, upon completion of the De-SPAC transaction (Note 4), the Company also issued:
●
200,000 shares with a fair value of $1,220,000 for the acquisition of 50% interest in an associate, FCS (Note 7).
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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

14.
Share capital (continued)

(b)
Shares issued (continued)

●
169,480 shares to various parties for gross proceeds of $2,250,000, of which $20,000 remain receivable as of April 30, 2026.
●
50,000 shares with a fair value of $305,000 as a commitment fee in connection with the ELOC Agreement with Helena (Notes 8 and 18). The fair value of the shares is recognized as deferred financing costs of the Company.
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

On March 17, 2025, the Company issued 16,666 shares with a fair value of $58,333 in accordance with the ELOC Agreement with Helena (Note 8) in satisfaction of the $125,000 commitment (Note 18) upon the effectiveness of the Helena Registration Statement.

In March 2025, the Company issued 160,600 shares in accordance with the ELOC Agreement with Helena (Note 8) for gross proceeds of $481,530.

Series A Preferred Stock Subscription during the nine months ended April 30, 2026

On February 11, 2026, the Company entered into a confidential binding term sheet with EEME for the issuance of Series A Non-Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) of the Company for up to $5,000,000, with non-refundable initial deposits advanced to the Company to be applied against the aggregate purchase price of the preferred stock upon closing of the transaction. Pursuant to the term sheet, the Series A Preferred Stock is to have non-cumulative dividends, perpetual, no mandatory redemption, maturity, sinking fund, or repurchase obligations, and will be convertible into common stock of the Company at a price to be determined in definitive documents. The use of proceeds was stated to be 100% towards the Company’s investment in equity and/or debt securities of Southern.

As of April 30, 2026, the Company had received an aggregate of $900,000 in Series A Preferred Stock Subscription from EEME, and correspondingly advanced $900,000 to Southern, which has been classified as long-term advances pending definitive agreement among parties the form of the Company’s investment in Southern.

On June 3, 2026, the Company entered into a binding term sheet with EEME regarding the same issuance of the Series A Preferred Stock, which included (i) an amendment of investment amount to up to $6,000,000, (ii) reserving $1,000,000 of proceeds for general working capital purposes with the balance being 100% funded for the Company’s investment in Southern, and (iii) including verbiage for potential conversion of the Series A Preferred Stock into common stock of XCF, should the transaction contemplated by the XCF BCA be consummated. The Company has, as of the date hereof, entered into a definitive agreement related to this term sheet.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

14.
Share capital (continued)

(c)
Share purchase warrants

The continuity of share purchase warrants is as follows:

	Number of warrants	Weighted Average Exercise price	Remaining life (Years)
Balance, July 31, 2024	132,811	$47.23	0.67
Issued on RTO (Note 4)	22,699,987	$1.52	-
Exercised	(9,176)	$9.50	-
Expired	(105,032)	$56.90	-
Balance, July 31, 2025	22,718,590	$1.53	4.27
Issued	250,025	$0.00	-
Balance, April 30, 2026	22,968,615	$1.51	3.48

As at April 30, 2026, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiry date
18,603	CAD$9.60	September 29, 2026
22,699,987*	$1.52	November 6, 2029
250,025	$0.00	N/A
22,968,615
* Each warrant exercisable for 0.09692 common stock.

Except for 250,025 pre-funded warrants issued during the nine months ended April 30, 2026, all other warrants outstanding are liability classified (Note 12).

On April 27, 2026, the Company entered into a securities purchase agreement with Helena, pursuant to which the Company issued to Helena Partners Inc. 250,025 pre-funded warrants for gross proceeds of $250,000 ($0.9999 per pre-funded warrant). Each pre-funded warrant is immediately exercisable upon issuance, has no expiration date, and is exercisable for one share of common stock of the Company at a nominal exercise price of $0.0001.

The Company has a commitment to issue 1,122 warrants with an exercise price of CAD$67.30 as of April 30, 2026.

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
For the three and nine months ended April 30, 2026 and 2025

14.
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
For the three and nine months ended April 30, 2026 and 2025

14.
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

On December 6, 2024, the Company determined the Newly Issued Price was $13.20; and the Market Value was $9.40. Accordingly, the Reference Price was set at $13.20. The Company accordingly issued a notice of warrant adjustment to holders of SPAC Warrants, effecting the following adjustments in accordance with the terms of the SPAC Warrants:

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

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

14.
Share capital (continued)

(c)
Share purchase warrants (continued)

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

(d)
Stock options

The continuity of the Company’s stock options is as follows:

	Number of stock options	Weighted average exercise price
Outstanding, October 31, 2024 and July 31, 2024	62,772	$40.20
Forfeited	(1,395)	$37.74
Granted	50,000	$2.32
Cancelled	(2,733)	$37.74
Outstanding, July 31, 2025	108,644	$22.79
Forfeited	(10,000)	$2.32
Outstanding, April 30, 2026	98,644	$25.18
Exercisable, July 31, 2025	51,859	$40.16
Exercisable, April 30, 2026	72,401	$33.02

As at April 30, 2026, the weighted average remaining contractual life of outstanding options is 4.20 years (July 31, 2025 – 4.90 years).

As at April 30, 2026, the following stock options were outstanding and exercisable:

Number of options outstanding	Exercise price	Expiry date	Number of options exercisable
2,676	CAD$52.40	January 17, 2028	2,676
9,176	CAD$52.40	February 6, 2028	9,176
8,411	CAD$72.60	May 15, 2028	7,723
764	CAD$77.20	June 26, 2028	764
40,000	$2.32	March 26, 2030	14,445
22,938	CAD$52.40	January 17, 2032	22,938
4,588	CAD$52.40	March 1, 2032	4,588
917	CAD$52.40	March 14, 2032	917
7,646	CAD$52.40	October 12, 2032	7,646
1,528	CAD$52.40	February 6, 2033	1,528
98,644			72,401

No stock options were issued during the nine months ended April 30, 2026 and 2025.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

14.
Share capital (continued)

(d)
Stock options (continued)

Share-based compensation – Stock options

Share-based payments relating to the vesting of stock options for the nine months ended April 30, 2026 was $35,943 (2025 - $52,856) and is recorded as salaries and wages on the consolidated statement of operations.

As of November 6, 2024, upon the listing of the Company’s shares on the NASDAQ, 58,644 stock options outstanding are liability classified (Note 13).

As of April 30, 2026, the total intrinsic value of stock options outstanding and exercisable was $Nil and $Nil, respectively. The intrinsic value of outstanding stock options is based on the Company’s closing stock price on April 30, 2026.

(e)
Restricted stock units (“RSUs”)

The continuity of the Company’s RSU’s is as follows:

Number of RSUs
Outstanding, July 31, 2024	121,475
Granted	30,586
Forfeited	(3,753)
Outstanding, July 31, 2025	148,308
Forfeited	(319)
Outstanding, April 30, 2026	147,989

No RSUs were granted during the nine months ended April 30, 2026 and 2025.

As at April 30, 2026, the following RSUs were outstanding and vested:

Number of RSUs outstanding	Grant date	Number of RSUs Vested
917	November 30, 2021	917
38,232	December 24, 2021	38,232
1,009	March 1, 2022	1,009
62,702	March 14, 2022	62,702
14,543	July 30, 2024	8,641
30,586	March 26, 2025	30,586
147,989		142,087

Share-based compensation – RSU’s

Share-based payments relating to the vesting of RSUs for the nine months ended April 30, 2026 was $86,478 (2025 - $245,705) and is recorded as salaries and wages on the consolidated statement of operations.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

15.
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

At April 30, 2026, the Company had amounts owing and accrued liabilities of $34,271 (July 31, 2025 - $794,990) payable to directors and officers of the Company for salaries, expense reimbursements and professional fees. These amounts are non-interest bearing and have no terms of repayment.

During the nine months ended April 30, 2026, the Company incurred wages and management fees of $354,915 and $132,600, respectively, to officers of the Company. Share based compensation incurred to officers and directors of the Company amounted to $87,154.

16.
Financial instruments

As at April 30, 2026, the Company’s financial instruments consist of cash, restricted cash, trade receivable, GST receivable, corporate taxes receivable, deposit on carbon credits purchase, long term advance, accounts payable and accrued liabilities, convertible debentures, default penalty liability on convertible debt, warrant liabilities, stock option liabilities, stop loss provision liabilities and derivative liabilities. The Company classifies cash, GST receivable, corporate taxes receivable, and deposit on carbon credits purchase as financial assets held at amortized cost.  The Company classifies accounts payable and accrued liabilities as financial liabilities which are held at amortized cost. The Company’s warrant liabilities, stock option liabilities, stop loss provision liabilities and default penalty liability on convertible debt are carried at FVTPL. The Company’s convertible debentures are hybrid instruments where the debt host component is held at amortized cost and the embedded derivative was measured at FVTPL, until upon their amendments (Note 10), or the completion of the De-SPAC transaction (Note 4) of the Company, when they met the criteria for equity classification and were transferred to equity.

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
For the three and nine months ended April 30, 2026 and 2025

16.
Financial instruments (Continued)

The risk exposure arising from these financial instruments is summarized as follows:

(a)
Credit risk

The Company’s financial assets are cash, restricted cash, trade receivable, GST receivable, corporate taxes receivable, deposit on carbon credits purchase, and long term advance. The Company’s maximum exposure to credit risk, as at period end, is the carrying value of its financial assets, being $1,862,703. The Company holds its cash with a major financial institution and with a publicly traded payment processing company therefore minimizing the Company’s credit risk.

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

As at April 30, 2026, the Company had cash of $201,132 to settle the cash settled obligation of current liabilities of $16,530,070 which fall due for payment within twelve months of the balance sheet date. All of the Company’s cash settled obligations are current and due within one year.

(c)
Market risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or value of its holdings or financial instruments. At April 30, 2026, the Company has minimal exposure to these risks.

17.
Segmented information

The Company operates in one reportable operating segment – the development and monetization of environmental assets.  The Company has only generated revenue from sale of carbon credits to date, related to its only reportable segment. The Company’s assets are located in Canada.

18.
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

●
On February 16, 2024, the Company entered into a licensing agreement with Greenlines Technology Inc. for the use of certain technologies. The Company has agreed to pay $42,000 within 15 days of the closing of the BCA. Such amount was paid on November 26, 2024. Commencing January 1, 2025, the Company has agreed to pay an annual fee of $12,000 of the first day of each calendar year for the use of the technology. The amounts due on January 1, 2025 were paid on January 9, 2026. The Company has accrued $4,000 in connection with the annual fee payable as of April 30, 2026.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

18.
Commitments and contingencies (Continued)

●
On November 13, 2024, the Company entered into a strategic consulting agreement with Focus Impact Partners, pursuant to which the Focus Impact Partners will provide the Company with certain consulting services (“Strategic Consulting Agreement”) in consideration of an annual consulting fee of $500,000, which will be payable in quarterly installments of $125,000 starting with an initial payment for the period beginning December 31, 2023. Fees due under the Strategic Consulting Agreement shall accrue and not be payable until (a) the Company has successfully raised $5,000,000 in outside debt and/or equity capital, cumulatively since the period beginning December 31, 2023 or (b) the Company has 2 or more consecutive quarters of positive cash flow from operations. As of April 30, 2026, the first condition has been met through equity and debt raises. DevvStream Corp. will pay the Focus Impact Partners additional consulting fees as to be mutually agreed consistent with market practice in connection with any acquisition, merger, consolidation, business combination, sale, divestiture, financing, refinancing, restructuring or other similar transaction. On March 13, 2026, the Company issued 1,107,910 shares to Focus Impact Partners (Note 14) in settlement of $1,000,000 of such accrued consulting fees. The Strategic Consulting Agreement has a term of three years unless terminated early with at least 120 days advance notice and will be automatically extended for successive one-year periods at the end of each year unless either party provide a written notice of its desire not to automatically extend at least 120 days prior to the end of each year during the term of the Strategic Consulting Agreement.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other measures, a new U.S. federal 1% excise tax on certain repurchases, including redemptions, of stock by publicly traded domestic corporations in the U.S. The excise tax is imposed on the repurchasing corporation and the amount of the excise tax is generally 1% of the fair market value of the stock repurchased. However, for the purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. During 2024, the IRS issued final regulations with respect to the timing and payment of excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. The Company is currently evaluating its obligations with respect to this provision of the IR Act. As the Company was formerly a special purposes acquisition corporation, redemption of shares by shareholders took place prior to the Initial Business Combination. The Company accrued $2,410,973 in excise taxes payable (Note 9), however has not made a payment as of April 30, 2026. If the Company is unable to pay its obligations in full, it may be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

18.
Commitments and contingencies (Continued)

●
On October 28, 2025, in accordance with an amendment to the strategic partnership agreement with Devvio, a related party, the Company agreed to purchase DevvE tokens annually in the amount of $1,000,000 in 2025, and $1,270,000 in each of 2026 and 2027 (the “Purchase Amounts”). The amount of DevvE tokens purchased will be determined by the 10-day VWAP price (the “Purchase Price”). In connection with the purchases, the Company will also receive warrants to acquire additional DevvE tokens equal to 25% of the Purchase Amounts, exercisable at the same Purchase Price, for 3 years from each purchase date. The Company has yet to purchase the DevvE tokens as of April 30, 2026.

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

●
On January 26, 2026, the Company entered into a binding term sheet with XCF Global, Inc. and Southern to pursue a proposed three-party merger. The contemplated transaction would combine the parties into an integrated platform focused on sustainable aviation fuel (“SAF”), environmental attribute monetization, and related low-carbon fuel initiatives. The term sheet establishes a framework for negotiating definitive agreements, which remain subject to further negotiation and approval by the respective boards of directors. A definitive merger agreement was executed on April 13, 2026. Pursuant to the terms of the XCF BCA, each share of common stock issued and outstanding of the Company is expected to be exchanged for a number of common stock of XCF such that the common stockholders of the Company, inclusive of shares issuable upon full conversion of convertible notes outstanding to Helena, will represent 10% interest in XCF, post-transaction, and the Company will become a wholly-owned subsidiary of XCF. Existing stockholders of XCF and Southern are expected to receive 66.7% and 23.3% of the interest in XCF, post-transaction, respectively. The Company is expected to designate 1 of 7 directors of XCF, post-transaction. As of the date of issuance of these financial statements, the transaction contemplated by the XCF BCA has not been consummated. Accordingly, no amounts have been recognized in the accompanying condensed consolidated financial statements related to this proposed transaction.

●
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. At April 30, 2026, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

19.
Subsequent events

Nasdaq Continued Listing Requirements

As previously reported, the Company received notices from Nasdaq regarding its non-compliance with Nasdaq’s continued listing requirements, including the minimum net income requirement under Listing Rule 5550(b) and the minimum bid price requirement under Listing Rule 5450(a)(1). Nasdaq granted the Company an extension until May 18, 2026 to regain compliance with the minimum net income requirement. In addition, because the Company had effected a reverse stock split during the prior one-year period, it was not eligible for an additional compliance period with respect to the minimum bid price requirement. The Company requested a hearing before the Nasdaq Hearings Panel, which was held on May 19, 2026.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

19.
Subsequent events (continued)

Subsequent to April 30, 2026, on May 20, 2026, the Company received formal notification from Nasdaq that it had not regained compliance with the minimum net income requirement. Nasdaq indicated that the Nasdaq Hearings Panel will consider this deficiency, together with the Company’s non-compliance with the minimum bid price requirement, in determining whether the Company’s common shares may continue to be listed on Nasdaq. In connection with the Panel’s review, the Company provided supplemental written submissions to Nasdaq on May 22, 2026 and June 10, 2026. The Company is currently awaiting a decision from the Panel. There can be no assurance that the Company will regain compliance or maintain the listing of its common shares on Nasdaq.

Issuance of shares

Pursuant to the convertible promissory note dated July 18, 2025 held by Helena (Note 10), the Company issued 8,986,320 common shares between May 1, 2026 and May 5, 2026 in conversion of $2,400,000 of outstanding principal, at conversion prices ranging from $0.2659 to $0.2776 per share.

Pursuant to the ELOC Agreement dated October 29, 2024 with Helena (Note 8), the Company issued 3,600,000 common shares on May 5, 2026 for gross proceeds of $738,000.

Pursuant to the Settlement Agreement and Mutual Release with Helena dated June 8, 2026 described below, the Company issued an aggregate of 3,016,649 common shares on June 8, 2026 in settlement of two conversion notices totaling $295,000 of outstanding principal. The Company further issued 3,333,561 common shares on June 9, 2026 for a further conversion of $325,000 of outstanding principal.

Settlement agreement with Helena

On May 28, 2026, the Company received a Notice of Exclusive Control from Helena (Note 10), holder of the Company’s senior secured convertible promissory note dated July 18, 2025 in the original principal amount of $10,000,000 (the "Note"), delivered to BitGo Trust Company, Inc., custodian of certain digital asset collateral under an Account Control Agreement dated July 18, 2025. Helena asserted that an event of default had occurred based on the Company’s alleged failure to cause the resale registration statement to be declared effective by the applicable deadline and asserted a mandatory default amount of approximately $4.5 million. Helena instructed the custodian to take control of and liquidate the digital asset collateral, consisting of approximately 22.23 Bitcoin, approximately 12,610 Solana and approximately $79,990 in cash, valued at approximately $2.8 million based on values referenced in the Notice.

On June 8, 2026, the Company entered into a Settlement Agreement and Mutual Release with Helena resolving all disputes arising from the Notice and asserted default. Under the settlement: (i) the Company agreed to honor outstanding conversion notices in the aggregate principal amount of $295,000; (ii) the digital asset collateral was credited at $2,600,000 against the obligations under the Note, with Helena retaining possession and control of the collateral; (iii) after giving effect to the foregoing, the parties agreed the remaining amount owing under the Note is $1,000,000, which remains convertible by Helena at the Event of Default Discount Price; (iv) Helena agreed to a leak-out restriction limiting sales of conversion shares to 10% of the average daily trading volume over the preceding ten trading days; (v) the parties exchanged mutual releases subject to customary carve-outs; and (vi) Helena irrevocably consented to the BCA and permanently waived its right to terminate such consent under Section 13 of the Consent and Waiver Agreement dated April 10, 2026. The settlement contains customary default and remedy provisions, including cure periods and reciprocal remedies for material breaches.

As of April 30, 2026, the Company has recognized a default loss liability of $1,159,038 (Note 10) in the financial statements, as the Company has failed to cause a registration statement to be declared effective by November 8, 2025, which was the subject of the above notice and settlement agreement.

DevvStream Corp.
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited - Expressed in United States dollars)
For the three and nine months ended April 30, 2026 and 2025

19.
Subsequent events (continued)

Series A Convertible Preferred Stock

On June 3, 2026, the Company entered into a binding term sheet with EEME for a private placement of the Company’s Series A Preferred Stock for an aggregate investment of $6,000,000, intended to qualify as permanent equity (perpetual, non-cumulative dividends, no mandatory redemption). Of the net proceeds, $5,000,000 is to fund the Company’s investment in equity and/or debt securities of Southern, which is intended to partially satisfy Southern’s minimum capital commitment under the XCF BCA, and $1,000,000 is for general working capital. The Series A Preferred Stock is convertible at the holder’s option at a five-day VWAP-based price determined by reference to the closing or termination of the XCF BCA, with automatic conversion only upon a change of control or holder approval following termination. As of the date of the term sheet, the investor had funded $1,500,000, with the balance to be funded at subsequent closings. Closing remains subject to negotiation of definitive agreements and customary conditions, and there is no assurance the transaction will be consummated.

The events described above are nonrecognized subsequent events under ASC 855, Subsequent Events, as they arose from conditions that did not exist as of April 30, 2026, and no adjustments have been made to the accompanying financial statements in respect of those events.

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

While forward-looking statements reflect the Company’s good faith beliefs, they are not guarantees of future performance. The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this quarterly report, except as required by applicable law. You should not place undue reliance on any forward-looking statements, which are based only on information currently available to the Company.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF DEVVSTREAM

The following discussion and analysis should be read in conjunction with DevvStream’s unaudited condensed consolidated interim financial statements and related notes for the nine months ended April 30, 2026 and 2025 (“interim financial statements”), which have been prepared in accordance with US GAAP and are included elsewhere in this Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” which is incorporated by reference in this Form 10-Q. All figures are in US dollars unless otherwise noted. Unless the context otherwise requires, for the purposes of this section, “DevvStream,” “we,” “us,” “our,” or the “Company” refer to DevvStream Holdings Inc. and its subsidiaries.

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

On July 17, 2025, the Company closed the initial tranche of the Crypto Strategy Convertible Debt in the principal amount of $10,000,000, for gross proceeds of $9,200,000, with a maturity date of January 17, 2027. The Company also incurred $85,000 in transaction costs in connection with the issuance. $6,405,000 of net proceeds are intended for the purchase of cryptocurrencies. As of April 30, 2026, $1,279,900 are held as cash in a segregated account, and are thus presented as restricted cash in the consolidated balance sheet.

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

As consideration for entering into the side letter agreement, the Company agreed to issue Helena I a convertible promissory note in the principal amount of $250,000, in the same form as the Crypto Strategy Convertible Debt. On June 8, 2026, the Company and Helena entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) resolving all disputes relating to the Note on the following principal terms: (i) Conversion Share Delivery — the Company agreed to honor Helena’s outstanding conversion notices dated June 1, 2026 and June 4, 2026 in the aggregate amount of $295,000 in principal, with shares to be delivered no later than 10:00 a.m. Eastern Time on June 8, 2026; (ii) Collateral Credit — the parties agreed to credit the value of the digital asset collateral held in the BitGo custodial account at $2,600,000 (the “Agreed Collateral Value”), which amount has been applied against the outstanding obligations under the Note, with Helena retaining possession and control of the collateral; (iii) Remaining Debt — after giving effect to the conversion share delivery and the application of the Agreed Collateral Value, the parties agreed that the remaining amount owing under the Note is $1,000,000, which remains convertible by Helena at the Event of Default Discount Price in accordance with the terms of the Note; (iv) Leak-Out Restriction — Helena agreed that sales of shares received upon conversion of the Note will not exceed 10% of the average daily trading volume of the Company’s common shares over the ten trading days immediately preceding each sale; (v) Mutual Release — the parties exchanged mutual releases of all claims arising out of or relating to the transaction documents and the disputes, subject to carve-outs for obligations under the Settlement Agreement and the Company’s continuing obligations with respect to the Remaining Debt; and (vi) Merger Consent and Section 13 Waiver — Helena irrevocably consented to the proposed business combination among the Company, XCF Global, Inc. and Southern Energy Renewables, Inc. pursuant to the Business Combination Agreement dated April 13, 2026, and permanently waived any right to terminate such consent under Section 13 of the Consent and Waiver Agreement dated April 10, 2026, which consent and waiver survive any default by the Company under the Settlement Agreement. The Company disclosed the material terms of the Settlement Agreement in a Current Report on Form 8-K filed on June 8, 2026.

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

Conversion Agreement with Focus Impact

On March 13, 2026, the Company entered into the Conversion Agreement with Focus Impact, pursuant to which the Company agreed to convert certain outstanding debt obligations owed to Focus Impact into common shares of the Company. The Company agreed to convert (i) $4,490,736 of Convertible Notes previously issued to Focus Impact and (ii) $1,000,000 in accrued consulting fees owed to Focus Impact Partners (“FIP”) under the Strategic Consulting Agreement into an aggregate of 6,083,244 common shares, with 3,556,839 shares issued to Focus Impact Sponsor (“FIS”) and 2,526,405 shares issued to FIP, at a conversion price of $0.9026 per share, in full satisfaction of all amounts due under the Convertible Notes and the Strategic Consulting Agreement. The offer and sale of the conversion shares was made in reliance upon Rule 506(b) and Section 4(a)(2) under the Securities Act.

Pre-Funded Warrants

On April 27, 2026, the Company sold 250,025 pre-funded warrants to Helena Partners Inc. for aggregate gross proceeds of $250,000. The pre-funded warrants were offered and sold in reliance upon Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D, Helena Partners Inc. having represented that it is an “accredited investor” as defined in Rule 501(a) of Regulation D.

Three-Party Business Combination Agreement

On December 3, 2025, the Company entered into a two-party Agreement and Plan of Merger with Southern Energy Renewables Inc. (“Southern”) and a wholly-owned merger subsidiary (the “Prior Agreement”). On April 13, 2026, the Company entered into a Business Combination Agreement (the “BCA”) with XCF Global, Inc. (“XCF Global”), Southern and certain merger subsidiaries of XCF Global, and the Prior Agreement terminated automatically in accordance with its terms upon receipt of the fairness opinions contemplated by the BCA. Under the BCA, the Company will domesticate as a Delaware corporation and merge with a wholly-owned subsidiary of XCF Global, with the Company surviving as a wholly-owned subsidiary of XCF Global, and Southern will concurrently merge with another wholly-owned subsidiary of XCF Global. Following the consummation of the transactions contemplated by the BCA, persons who were securityholders of XCF Global, Southern and the Company immediately prior to the closing are expected to own approximately 66.7%, 23.3% and 10.0% of XCF Global, respectively.

Results of Operations — Three Months Ended April 30, 2026 Comparison Against the Three Months Ended April 30, 2025

	For the Three Months Ended April 30, 2026	For the Three Months Ended April 30, 2025
Revenue	720	10,164
Cost of sales	(1,520)	(2,688)
Gross profit	(800)	7,476
Sales and marketing	184,260	155,496
Depreciation	-	231
General and administrative	418,735	235,972
Professional fees	1,451,076	841,536
Salaries and wages	103,159	279,109
Share-based compensation	(19,524)	74,699
Total operating expenses	(2,137,706)	(1,587,043)
Other income	14,157	-
Staking income	15,687	-
Accretion and interest expense	(405,529)	(133,172)
Loss on investment in associate	(9,221)	(298,804)
Change in the fair value of warrant liabilities	1,437,604	5,641,785
Loss on revaluation of cryptocurrencies	(329,371)	-
Loss on default penalty on convertible debt	(1,159,038)	-
Stop-loss provision	(9,202)	(76,535)
Impairment of carbon credits	(1,738)	18
Inducement expenses on loan conversion	(3,599,981)	-
Foreign exchange gain (loss)	(12,178)	(31,100)
Net income (loss)	(6,197,316)	3,522,625

During the three months ended April 30, 2026, we incurred a net loss of $6,197,316 compared to net income of $3,522,625 for the three months ended April 30, 2025. An analysis of the increase in net loss of $9,719,941, including the major components our results for the periods, is below.

Share-based compensation

During the three months ended April 30, 2026, we incurred share-based compensation of $5,783 compared to share-based compensation of $191,681 for the three months ended April 30, 2025. Share-based payments relating to the vesting of Options increased by $10,343. Share-based payments relating to the vesting of RSUs decreased by $179,303.

During the three months ended April 30, 2026, we recognized an unrealized gain of $25,307 on stock options compared to the unrealized gain of $116,982 during the three months ended April 30, 2025. This decrease of $91,675 is due to period end fair value remeasurements, which are reflected in compensation expense. Please refer to Note 13 of the interim financial statements.

Professional fees

During the three months ended April 30, 2026, we incurred $1,451,076 in professional fees, as compared to $841,536 during the three months ended April 30, 2025. The increase in professional fees was primarily driven by legal costs incurred in connection with the newly signed Business Combination Agreement with XCF Global, Southern, and newly formed merger subsidiaries during the current period, which were not incurred in the comparative period.

Salaries and wages

During the three months ended April 30, 2026 and 2025, we incurred salaries and wages of $103,159 and $279,109, respectively, the majority of which were to officers of the Company. Current period amount reduced due to a reduction in headcount.

Sales and marketing

Sales and marketing expenses for the three months ended April 30, 2026 and 2025 amounted to $184,260 and $155,496, respectively. The increase is mainly attributable to expenditures in the current period associated with publications, industry events, and investor relations efforts undertaken.

General and administrative

General and administrative expenses for the three months ended April 30, 2026 and 2025 amounted to $418,735 and $235,972, respectively, and primarily comprised of insurance costs and filing fees. The increase reflects higher filing fees as a result of listing on the NASDAQ in the current period.

Loss on investment in associate

On November 6, 2024, the Company received 2,000,000 shares in Freedom Carbon Solutions LLC (formerly Monroe Sequestration Partners, LLC) (“FCS”), in connection with an agreement to acquire a stake in FCS in exchange for 200,000 shares of the Company that was entered into on October 28, 2024. At the time of acquisition, the 2,000,000 shares of FCS received by the Company represented 50% of FCS’s shares outstanding. During the three months ended April 30, 2026, the Company’s share of FCS’s loss was $9,221.

Foreign exchange gain (loss)

During the three months ended April 30, 2026 we recognized a foreign exchange loss of $12,178. During the three months ended April 30, 2025, we recognized a foreign exchange loss of $31,100. The foreign exchange gain and loss result from fluctuations in the Canadian dollar against the US dollar, as we hold cash balances and have accounts payable denominated in both Canadian and US dollars.

Loss on revaluation of cryptocurrencies

During the three months ended April 30, 2026, the Company recorded an unrealized loss of $329,371 on the remeasurement of its cryptocurrency holdings. This variance was driven by declines in the market prices of Bitcoin and Solana relative to their acquisition costs, resulting in losses of $51,500 and $277,871, respectively. Please refer to Note 6 of the interim financial statements.

Loss on default penalty on convertible debt

During the three months ended April 30, 2026, the Company recorded a loss of $1,159,038 in respect of a default penalty on its senior secured convertible promissory note. The penalty was recognized following an asserted event of default under the note, arising from the Company’s failure to cause the registration statement covering the resale of the conversion shares to be declared effective by the required deadline. No comparable loss was recognized in the comparative period.

Staking income

During the three months ended April 30, 2026, we recognized staking income of $15,687 from our Solana holdings. The income reflects rewards earned for delegating Solana tokens to validators on the Solana network. Staking rewards are measured at fair value using the market price on the date earned and are recorded as other income. No staking income was recognized in the comparative period as the Company had not yet initiated its staking program.

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

During the three months ended April 30, 2026, we recognized a gain of $1,437,604 due to period end fair value remeasurement. Please refer to Note 11 of the financial statements.

Stop-loss provision

On November 6, 2024, concurrent with the completion of the business combination, the Company issued 324,987 common shares in consideration for carbon credit purchase agreements.

All of the agreements contain adjustment clauses whereby if the Company’s share price falls below the respective purchase prices outlined in the agreements, in the 12 to 18 months following November 6, 2024, the Company is obligated to issue additional shares to cover the shortfall. The Company has assessed that the potential liability associated with the stop-loss provision for carbon credits received as of April 30, 2026 is $1,123,777.

Impairment of carbon credits

During the three months ended April 30, 2026, the Company recognized an impairment loss of $1,738 on certain carbon credits, compared to the impairment of $18 recognized in the comparative period. The impairment was recorded after the Company identified indicators that the net realizable value (“NRV”) of certain carbon credits had declined below their carrying values due to changes in market pricing.

Inducement expenses on loan conversion

During the three months ended April 30, 2026, the Company recognized an inducement expense of $3,599,981 in connection with the conversion of outstanding debt obligations into common shares. Under the Conversion Agreement with Focus Impact, the Company converted $4,490,736 of convertible notes and $1,000,000 of accrued consulting fees into 6,083,244 common shares at a conversion price of $0.9026 per share. The inducement expense represents the fair value of the common shares issued in excess of the amounts settled under the original terms of the obligations, which was $3,349,981. Additionally, the Company recorded $250,000 in inducement expense in connection with an additional convertible debt issued to Helena in exchange for Helena’s commitment to partially convert convertible debentures held by Helena. No comparable expense was recognized in the comparative period.

Results of Operations — Nine Months Ended April 30, 2026 Comparison Against the Nine Months Ended April 30, 2025

	For the Nine Months Ended April 30, 2026	For the Nine Months Ended April 30, 2025
Revenue	8,863	10,164
Cost of sales	(10,177)	(2,688)
Gross profit	(1,314)	7,476
Sales and marketing	380,721	832,188
Depreciation	-	953
General and administrative	1,194,178	627,377
Professional fees	4,721,929	6,846,934
Salaries and wages	265,747	823,016
Share-based compensation	(4,309)	190,136
Total operating expenses	(6,558,266)	(9,320,604)
Other income	14,157	-
Staking income	55,932	-
Accretion and interest expense	(1,431,411)	(378,718)
Loss on investment in associate	(109,398)	(405,654)
Change in fair value of derivative liabilities	(1,500)	719,000
Change in the fair value of warrant liabilities	5,195,203	5,651,008
Change in fair value of mandatory convertible debentures	-	70,500
Loss on revaluation of cryptocurrencies	(2,442,443)	-
Loss on default penalty on convertible debt	(1,159,038)	-
Gain on settlement of accounts payable	-	899,015
Gain on settlement of debt	17,007	-
Stop-loss provision	(58,542)	(1,101,248)
Impairment of carbon credits	(14,706)	(1,207,782)
Inducement expenses on loan conversion	(3,599,981)	-
Foreign exchange gain (loss)	(39,125)	(24,428)
Net loss	(10,133,425)	(5,091,435)

During the nine months ended April 30, 2026, we incurred a net loss of $10,133,425 compared to net loss of $5,091,435 for the nine months ended April 30, 2025. An analysis of the increase in net loss of $5,041,990, including the major components thereof, is set forth below.

Loss on investment in associate

On November 6, 2024, the Company received 2,000,000 shares in Freedom Carbon Solutions LLC (“FCS”), in connection with an agreement to acquire a stake in MSP in exchange for 200,000 shares of the Company that was entered into on October 28, 2024. At the time of acquisition, the 2,000,000 shares of MSP received by the Company represented 50% of MSP’s shares outstanding. During the nine months ended April 30, 2026, the Company’s share of MSP’s loss was $109,398.

Share-based compensation

During the nine months ended April 30, 2026, we incurred share-based compensation of $122,421 compared to share-based compensation of $484,577 for the nine months ended April 30, 2025. Share-based payments relating to the vesting of options decreased by $16,912 during the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025. Share-based payments relating to the vesting of RSU’s decreased by $345,244.

During the nine months ended April 30, 2026, we recognized an unrealized gain of $126,730 on stock options compared to the unrealized gain of $294,441 during the nine months ended April 30, 2025. This favorable change of $421,171 is due to period end fair value remeasurements, which are reflected in compensation expense. Please refer to Note 13 of the interim financial statements.

Professional fees

During the nine months ended April 30, 2026, we incurred $4,721,929 in professional fees, as compared to $6,846,934 during the nine months ended April 30, 2025. The reduction in professional fees reflects the fact that no Business Combination–related legal services were incurred in the current period, whereas such services were required in the comparative period.

Salaries and wages

During the nine months ended April 30, 2026 and 2025, we incurred salaries and wages of $265,747 and $823,016 respectively, the majority of which were to officers of the Company.

Sales and marketing

Sales and marketing expenses for the nine months ended April 30, 2026 and 2025 amounted to $380,721 and $832,188, respectively. These costs primarily related to publications and industry events and investor relations subsequent to our successful closing of the Business Combination in the comparative period.

General and administrative

General and administrative expenses for the nine months ended April 30, 2026 and 2025 amounted to $1,194,178 and $627,377 , respectively, and primarily comprised of insurance costs and filing fees. The increase reflects elevated insurance costs and higher filing fees associated with the Company’s listing on the NASDAQ during the period.

Foreign exchange gain (loss)

During the nine months ended April 30, 2026 and 2025, we recognized a foreign exchange loss of $39,125 and a loss of $24,428, respectively. The foreign exchange loss is the result of fluctuations in the Canadian dollar against the US dollar, as we hold cash balances and have accounts payable denominated in both Canadian and US dollars.

Loss on revaluation of cryptocurrencies

During the nine months ended April 30, 2026, the Company recorded an unrealized loss of $2,442,443 on the remeasurement of its cryptocurrency holdings. This variance was driven by declines in the market prices of Bitcoin and Solana relative to their acquisition costs, resulting in losses of $866,328 and $1,576,115, respectively. Please refer to Note 6 of the interim financial statements.

Loss on default penalty on convertible debt

During the nine months ended April 30, 2026, the Company recorded a loss of $1,159,038 in respect of a default penalty on its senior secured convertible promissory note. The penalty was recognized following an asserted event of default under the note, arising from the Company’s failure to cause the registration statement covering the resale of the conversion shares to be declared effective by the required deadline. No comparable loss was recognized in the comparative period.

Staking income

During the nine months ended April 30, 2026, we recognized staking income of $55,932 from our Solana holdings. The income reflects rewards earned for delegating Solana tokens to validators on the Solana network. Staking rewards are measured at fair value using the market price on the date earned and are recorded as other income. No staking income was recognized in the comparative period as the Company had not yet initiated its staking program.

Change in fair value of derivative liabilities and mandatory convertible debenture

During the nine months ended April 30, 2026, we recognized a loss on derivative liabilities of $1,500 related to the convertible debt financing completed in March 2025 and recorded no gain or loss on mandatory convertible debentures. In comparison, during the nine months ended April 30, 2025, we recognized a gain on derivative liabilities of $808,450 and a loss on mandatory convertible debentures of $89,450 related to the January 2024 and April 2024 convertible financings. Please refer to Note 10 of the interim financial statements.

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

As a result of above, during the nine months ended April 30, 2026, we recognized a gain of $5,195,203 due to period end fair value remeasurement. Please refer to Note 11 of the interim financial statements.

Stop-loss provision

On November 6, 2024, concurrent with the completion of the business combination, the Company issued 324,987 common shares in consideration for carbon credit purchase agreements.

All of the agreements contain adjustment clauses whereby if the Company’s share price falls below the respective purchase prices outlined in the agreements, in the 12 to 18 months following November 6, 2024, the Company is obligated to issue additional shares to cover the shortfall. The Company has assessed that the potential liability associated with the stop-loss provision for carbon credits received as of April 30, 2026 is $1,123,777.

Impairment of carbon credits

During the nine months ended April 30, 2026, the Company recognized an impairment loss of $14,706 on certain carbon credits, compared to the impairment of $1,207,782 recognized in the comparative period. The impairment was recorded after the Company identified indicators that the net realizable value (“NRV”) of certain carbon credits had declined below their carrying values due to changes in market pricing.

Inducement expenses on loan conversion

During the nine months ended April 30, 2026, the Company recognized an inducement expense of $3,599,981 in connection with the conversion of outstanding debt obligations into common shares. Under the Conversion Agreement with Focus Impact, the Company converted $4,490,736 of convertible notes and $1,000,000 of accrued consulting fees into 6,083,244 common shares at a conversion price of $0.9026 per share. The inducement expense represents the fair value of the common shares issued in excess of the amounts settled under the original terms of the obligations which was $3,349,981. Additionally, the Company recorded $250,000 in inducement expense in connection with an additional convertible debt issued to Helena in exchange for Helena’s commitment to partially convert convertible debentures held by Helena. No comparable expense was recognized in the comparative period.

Liquidity and Capital Resources

We continually monitor and manage cash flow to assess the liquidity necessary to fund operations and capital projects. We manage our capital resources and adjust them to take into account changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust our capital resources, we may, where necessary, control the amount of working capital, pursue financing or manage the timing of our capital expenditures. As of April 30, 2026, we had a working capital deficit of $16,892,882 (current assets of $1,198,970, less current liabilities of $18,091,852) and as of July 31, 2025, we had a working capital deficit of $14,412,728 (current assets of $4,337,627, less current liabilities of $18,750,355).

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

On June 3, 2026, the Company terminated the ELOC Agreement, dated as of October 29, 2024, by and between the Company, Helena I and Focus Impact Sponsor, LLC, in accordance with its terms. Following the termination, no further advances may be made under the ELOC Agreement.

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

On June 8, 2026, subsequent to the period end, the Company entered into a Settlement Agreement and Mutual Release with Helena resolving the asserted event of default under the senior secured Convertible Promissory Note dated July 18, 2025. Under the settlement, the digital asset collateral held in the BitGo custodial account was credited at an Agreed Collateral Value of $2,600,000 and applied against the outstanding obligations under the Note, with Helena retaining the collateral. For accounting purposes, the Company will derecognize the surrendered Bitcoin and Solana at their carrying amount and apply the $2,600,000 Agreed Collateral Value as a reduction of the carrying value of the Note, with the difference between the Agreed Collateral Value and the carrying amount of the digital assets surrendered recognized in profit or loss.

After giving effect to the $295,000 of conversion shares delivered and the application of the Agreed Collateral Value, the parties agreed that the remaining amount owing under the Note is $1,000,000, which remains convertible by Helena at the Event of Default Discount Price. The $1,000,000 is a negotiated amount that exceeds the raw outstanding principal computed under the Company’s conversion records, with the excess representing settled default premiums and liquidated damages arising from the asserted event of default. Consistent with this, the Company recognized a loss of $1,159,038 in respect of the default penalty on the Note during the period.

Because the asserted event of default arose from conditions existing at April 30, 2026, the Company recognized its estimate of the resulting default penalty in its results for the period, as described above. The Settlement Agreement itself was executed on June 8, 2026; the transfer of the digital asset collateral to Helena and the reduction of the Note to the $1,000,000 remaining balance are transactions occurring after the period end and will be reflected in the Company’s financial statements for the quarter ending July 31, 2026. The settlement removes the asserted event of default and the related enforcement action, reduces the Company’s remaining obligation under the Note to $1,000,000 (convertible into common shares rather than payable in cash), and secured Helena’s consent to the proposed business combination. While these developments reduce near-term repayment pressure, they do not alleviate the substantial doubt about the Company’s ability to continue as a going concern, given that the Company held cash of $201,132 against current liabilities of $18,091,852 as of April 30, 2026.

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

As of April 30, 2026 and July 31, 2025, we had $201,132 and $3,446,111 in cash, respectively. We are actively managing current cash flows until such time that we are profitable.

The chart below highlights our cash flows for the periods indicated:

	For the Nine Months Ended April 30, 2026 $	For the Nine Months Ended April 30, 2025 $
Net cash provided by (used in):
Operating activities	(7,439,397)	(4,763,601)
Investing activities	(6,025,000)	1,661,645
Financing activities	3,894,554	3,083,417
Effect of exchange rate changes on cash	(146)	1,435
Decrease in cash and restricted cash	(9,569,989)	(17,104)

Cash Used in Operating Activities

Our net cash used in operating activities is primarily due to cash payments for operating expenses that we incur in the day-to-day operations of the business. Net cash used in operating activities for the nine months ended April 30, 2026 was $7,439,397 compared to $4,763,601 for the nine months ended April 30, 2025. The loss for the nine months ended April 30, 2026 of $10,133,425 was further impacted by $884,652 of changes in working capital items but offset by $3,578,680 in non-cash items, primarily driven by the loss on revaluation of cryptocurrencies, inducement expense on loan conversion and loss on default penalty on convertible debt. This compares to a loss of $5,091,435 for the prior period, that was offset by $4,384,826 in changes in working capital items and further impacted by $4,056,992 in non-cash items consisting mainly of unrealized gain on warrant derivative.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended April 30, 2026 was $6,025,000 for purchase of cryptocurrencies and advances of $900,000 to Southern Energy Renewables and net cash provided by investing activities for the nine months ended April 30, 2025 was $1,661,645 assumed upon reverse takeover (“RTO”).

Cash Provided by Financing Activities

We have funded our business to date from the issuance of our common stock and convertible debentures through private placements, from proceeds from the exercises of warrants, and from loans from related parties.

Net cash provided by financing activities for the nine months ended April 30, 2026 was $3,894,554 compared to $3,083,417 for the nine months ended April 30, 2025. The following financing activities occurred during the nine months ended April 30, 2026:

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

In April 2026, the Company issued 201,000 shares in accordance with the ELOC Agreement with Helena for total proceeds of $112,992, of which $28,249 (25%, inclusive of a 10% penalty) was applied against the Helena CD and the remaining $84,745 (75%) was credited against the Helena promissory note (see point (4)) as partial repayment; as these amounts were settled through proceeds of issuances, they did not result in a cash outflow during the period.

(2)
Repayment of principal and interest on convertible debt with Helena

In August 2025, the Company paid $156,764 for the repayment of interest on Helena’s convertible debt.

In December 2025 and January 2026, the Company paid $191,188 for the repayment of interest on Helena’s convertible debt.

In March and April 2026, the Company paid $1,263,450 for the repayment of principal and interest on Helena’s convertible debt.

(3)
PIPE financing

In December 2025, the Company entered into a Securities Purchase Agreement with EEME Energy SPV I LLC pursuant to which the Company issued 128,370 common shares in a private placement at a price of $15.58 per share, resulting in aggregate gross proceeds of $2,000,004.

(4)
Promissory Note

On March 6, 2026, the Company issued a non-interest-bearing promissory note to Helena in the principal amount of $700,000, maturing March 6, 2027, and received gross cash proceeds of $700,000 on March 10, 2026. The note was partially repaid during April 2026 through the application of ELOC subscription receivables, as described in point (1) above.

(5)
Pre-funded warrants

On April 27, 2026, the Company entered into a Securities Purchase Agreement with Helena Partners Inc. and issued a pre-funded common stock purchase warrant exercisable for 250,025 common shares at a nominal exercise price of $0.0001 per share. The aggregate subscription price of $250,000 was pre-funded at issuance, resulting in cash proceeds of $250,000, which were recorded in additional paid-in capital. The nominal exercise price had not been funded as of April 30, 2026.

(6)
EEME preferred stock advances

During the nine months ended April 30, 2026, the Company received non-refundable advances aggregating $900,000 from EEME Energy SPV I LLC pursuant to an indicative binding term sheet for the issuance of non-redeemable convertible preferred stock ($250,000 on February 11, 2026, $50,000 on February 27, 2026, $250,000 on March 23, 2026 and $350,000 on April 21, 2026). As the substance of the advances is consideration for a non-redeemable equity instrument to be issued by the Company and the amounts received are non-refundable, the Company has recorded the $900,000 as an obligation to issue shares within equity, pending execution of a definitive agreement. The Company in turn advanced $900,000 for the benefit of Southern Energy Renewables, Inc., which has been recorded as a long-term advance within non-current assets.

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

At April 30, 2026, the Company had amounts owing and accrued liabilities of $34,271 (July 31, 2025 - $794,990) payable to directors and officers of the Company for salaries, expense reimbursements and professional fees. These amounts are non-interest bearing and have no terms of repayment.

During the nine months ended April 30, 2026, the Company incurred wages and management fees of $354,915 and $132,600, respectively, to officers of the Company. Share based compensation incurred to officers and directors of the Company amounted to $87,154.

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

Licensing agreement with Greenlines Technology Inc.

On February 16, 2024, we entered into a licensing agreement with Greenlines Technology Inc. for the use of certain technologies. We agreed to pay $42,000 within 15 days of the closing of the BCA. Such amount was paid on November 26, 2024. Commencing January 1, 2025, we must pay an annual fee of $12,000 of the first day of each calendar year for the use of the technology. The amounts due on January 1, 2025 were paid on January 9, 2026. The Company has accrued $4,000 in connection with the annual fee payable as of April 30, 2026.

Strategic Consulting Agreement with Focus Impact Partners, LLC (“Focus Impact Partners”)

On November 13, 2024, we entered into a strategic consulting agreement with Focus Impact Partners, pursuant to which the Focus Impact Partners will provide us with certain consulting services (“Strategic Consulting Agreement”) in consideration of an annual consulting fee of $500,000, which will be payable in quarterly installments of $125,000 starting with an initial payment for the period beginning December 31, 2023. Fees due under the Strategic Consulting Agreement shall accrue and not be payable until (a) we have successfully raised $5,000,000 in outside debt and/or equity capital, cumulatively since the period beginning December 31, 2023 or (b) we have 2 or more consecutive quarters of positive cash flow from operations. As of April 30, 2026, the first condition has been met through equity and debt raises. We will pay Focus Impact Partners additional consulting fees as to be mutually agreed consistent with market practice in connection with any acquisition, merger, consolidation, business combination, sale, divestiture, financing, refinancing, restructuring or other similar transaction. On March 13, 2026, the Company issued 1,107,910 shares to Focus Impact Partners in settlement of $1,000,000 of such accrued consulting fees. The Strategic Consulting Agreement has a term of three years unless terminated early with at least 120 days advance notice and will be automatically extended for successive one-year periods at the end of each year unless either party provide a written notice of its desire not to automatically extend at least 120 days prior to the end of each year during the term of the Strategic Consulting Agreement. Focus Impact Partners is owned by two of the Company’s directors: Carl Stanton and Wray Thorn.

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

Our financial instruments consist of cash, restricted cash, trade receivable, GST receivable, accounts payable and accrued liabilities, convertible debt and warrant liabilities. The carrying value of the Company’s cash, restricted cash, GST receivable and accounts payable and accrued liabilities approximate their fair value due to their short terms to maturity.

Our risk exposures and the impact on our financial instruments are summarized below:

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations. Our credit risk is primarily attributable to our liquid financial assets including cash. Our financial assets are cash, restricted cash, trade receivable, GST receivable, corporate taxes receivable, and deposit on carbon credits purchase. Our maximum exposure to credit risk, as at period end, is the carrying value of our financial assets, being $962,703 and $10,592,093 as of April 30, 2026 and July 31, 2025, respectively. We hold cash with major financial institutions and with a publicly traded payment processing company therefore minimizing our credit risk.

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

As of April 30, 2026, we had cash of $201,132 to settle the cash settled obligation of current liabilities of $16,530,070 which fall due for payment within twelve months of the statement of financial position. As of July 31, 2025, we had cash of $3,446,111 to settle the cash settled obligation of current liabilities of $11,847,575 which fall due for payment within twelve months of the statement of financial position. All of our contractual obligations are current and due within one year.

Refer to “— Liquidity and Capital Resources” above.

Market Risk

Market risk is the risk that changes in market prices, such as foreign exchange rates, interest rates and equity prices will affect the Company’s income or value of its holdings or financial instruments. At April 30, 2026, the Company has minimal exposure to these risks.

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

Evaluation of Disclosure of Controls and Procedures

Based on an evaluation as of April 30, 2026, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting as described below. There have been no changes during the nine months ended April 30, 2026.

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

Subsequent Events

Nasdaq Continued Listing Requirements, Hearing and Continued Listing

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

On April 7, 2026, the Company received written notification from Nasdaq that, because the bid price for the Company’s common shares had closed below the $1.00 per share minimum for 30 consecutive business days (February 23, 2026 to April 6, 2026), the Company was no longer in compliance with Nasdaq Listing Rule 5550(a)(1), and the Company requested a hearing before a Nasdaq panel. The hearing occurred on May 19, 2026. On May 20, 2026, due to the expiration of the compliance extension, the Company received formal notification that it had not regained compliance with the Minimum Net Income Requirement and that, accordingly, the panel will consider the net income deficiency, in addition to the minimum bid price deficiency, in its decision regarding the Company’s continued listing on Nasdaq. In connection with the Panel’s review, the Company provided supplemental written submissions to Nasdaq on May 22, 2026 and June 10, 2026. The Company is currently awaiting a decision from the Panel.

Helena Notice of Exclusive Control, Asserted Default and Settlement

On May 28, 2026, the Company received a Notice of Exclusive Control (the “Notice”) from Helena, the holder of the Company’s senior secured Convertible Promissory Note dated July 18, 2025, in the original principal amount of $10,000,000 (the “Note”). The Notice was delivered to BitGo Trust Company, Inc., the custodian of certain digital asset collateral held in a BitGo custodial account. Helena asserted that an Event of Default had occurred under the Note and related transaction documents based on the Company’s alleged failure to cause the registration statement on Form S-1 covering the resale of the conversion shares to be declared effective by the applicable deadline, and claimed an asserted mandatory default amount of approximately $4.5 million. Pursuant to the Notice, Helena instructed BitGo to exercise control rights over the custodial account, including liquidating the Bitcoin and Solana collateral; based on market values referenced in the Notice, the approximate value of the digital assets held in the account (approximately 22.23 Bitcoin, approximately 12,610 Solana and approximately $79,990 in U.S. dollars) was approximately $2.8 million. Disputes arose between the parties regarding the total amount outstanding, the treatment of the digital asset collateral, and the Company’s obligation to honor certain conversion notices, certain components of which the Company disputed.

On June 8, 2026, the Company and Helena entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) resolving all disputes relating to the Note on the following principal terms: (i) Conversion Share Delivery — the Company agreed to honor Helena’s outstanding conversion notices dated June 1, 2026 and June 4, 2026 in the aggregate amount of $295,000 in principal, with shares to be delivered no later than 10:00 a.m. Eastern Time on June 8, 2026; (ii) Collateral Credit — the parties agreed to credit the value of the digital asset collateral held in the BitGo custodial account at $2,600,000 (the “Agreed Collateral Value”), which amount has been applied against the outstanding obligations under the Note, with Helena retaining possession and control of the collateral; (iii) Remaining Debt — after giving effect to the conversion share delivery and the application of the Agreed Collateral Value, the parties agreed that the remaining amount owing under the Note is $1,000,000, which remains convertible by Helena at the Event of Default Discount Price in accordance with the terms of the Note; (iv) Leak-Out Restriction — Helena agreed that sales of shares received upon conversion of the Note will not exceed 10% of the average daily trading volume of the Company’s common shares over the ten trading days immediately preceding each sale; (v) Mutual Release — the parties exchanged mutual releases of all claims arising out of or relating to the transaction documents and the disputes, subject to carve-outs for obligations under the Settlement Agreement and the Company’s continuing obligations with respect to the Remaining Debt; and (vi) Merger Consent and Section 13 Waiver — Helena irrevocably consented to the proposed business combination among the Company, XCF Global, Inc. and Southern Energy Renewables, Inc. pursuant to the Business Combination Agreement dated April 13, 2026, and permanently waived any right to terminate such consent under Section 13 of the Consent and Waiver Agreement dated April 10, 2026, which consent and waiver survive any default by the Company under the Settlement Agreement. The Company disclosed the material terms of the Settlement Agreement in a Current Report on Form 8-K filed on June 8, 2026.

Termination of ELOC Agreement

On June 3, 2026, the Company terminated the ELOC Agreement, dated as of October 29, 2024, by and between the Company, Helena I and Focus Impact Sponsor, LLC, in accordance with its terms. Following the termination, no further advances may be made under the ELOC Agreement.

EEME Series A Preferred Stock Term Sheet

On June 3, 2026, the Company entered into a binding term sheet with EEME Energy SPV I, LLC (“EEME”) for a private placement of the Company’s Series A Non-Redeemable Convertible Preferred Stock in an aggregate investment amount of $6,000,000, of which $1.5 million had been funded as of the date of the term sheet. $5,000,000 of the net proceeds will be used to fund the Company’s investment in equity and/or debt securities of Southern, intended to partially satisfy Southern’s minimum capital commitment requirement under the BCA, and the remaining $1,000,000 will be used for general working capital purposes. This term sheet is intended to update and replace the binding term sheet entered into with EEME on December 3, 2025.

The Series A Preferred Stock is intended to qualify as permanent equity under U.S. GAAP, is perpetual with no mandatory redemption, and is convertible at the holder’s option into common stock at a conversion price based on the five-day volume-weighted average price of XCF Global common stock following the closing of the Business Combination or, if the BCA is terminated, of the Company’s common shares following such termination. The closing is subject to negotiation of definitive agreements and customary closing conditions, and no assurance can be given that the transaction will be consummated.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.
Evaluation of Disclosure of Controls and Procedures

Based on an evaluation as of April 30, 2026, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of a material weakness in our internal control over financial reporting as described below. There have been no changes during the nine months ended April 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to the Business Combination Agreement

The pending Mergers with XCF, Southern, DevvStream Merger Sub, and Southern Merger Sub may be delayed or may not be completed, and the applicable Business Combination Agreement may be terminated in accordance with its terms.

On April 13, 2026, the Company entered into the BCA with XCF, Southern, DevvStream Merger Sub, and Southern Merger Sub. The Transactions contemplate (i) a domestication of the Company into a Delaware corporation, (ii) a merger of Southern Merger Sub with and into Southern, with Southern surviving as a wholly-owned subsidiary of XCF, pursuant to which existing equity in Southern will be exchanged for XCF Common Shares, and (iii) a merger of DevvStream Merger Sub with and into the Company, with the Company surviving as a wholly-owned subsidiary of XCF, pursuant to which each Company share will be cancelled and converted into the right to receive XCF Common Shares.

The completion of the Mergers remains subject to the satisfaction or waiver of a number of conditions as specified in the BCA, including, among others, stockholder approvals of XCF and the Company, the absence of any law or order prohibiting the Mergers or the Domestication, receipt of requisite regulatory approvals, applicable stock exchange listing approvals, the effectiveness of the registration statement, completion of the Domestication, certain financial and operational milestones (including annualized blended fuel product revenues in excess of $1.0 billion and minimum annualized EBITDA of $100 million), the approval by the State of Louisiana for Southern to issue bonds in an aggregate principal amount of at least $400,000,000, and dissent rights not having been exercised with respect to more than 3% of the issued and outstanding XCF Common Stock or Company Shares. No assurance can be given as to the timing of the satisfaction or waiver of these conditions or that these conditions will be satisfied or waived at all. Accordingly, there can be no assurance as to whether or when the Mergers will be completed.

In addition, any of Southern, XCF, or the Company may terminate the BCA under certain circumstances, including if the Mergers are not completed by the ten (10) month anniversary of the date of the BCA (subject to a one-time thirty (30)-day extension upon mutual written agreement). XCF may also terminate if it enters into a Superior Proposal, and the Company may also terminate if it enters into a Superior Proposal. Certain termination events may result in the payment of termination fees.

Litigation relating to the Mergers, if any, could delay or prevent the completion of the Mergers and result in substantial costs to the Company.

Governmental authorities or other third parties with appropriate standing may file litigation challenging the Mergers and seeking an order enjoining or otherwise delaying or prohibiting the completion of the Mergers. If any such litigation is successful, then such order may prevent the Mergers from being completed, or from being completed within the expected time frame. There can be no assurance that the Company or any other defendants would be successful in the outcome of any potential future lawsuits. Even if a lawsuit is without merit, it could result in substantial costs to the Company and divert management time and resources.

Failure to complete the Mergers could negatively impact the Company.

If the Mergers are not completed for any reason, the ongoing business and financial condition of the Company may be adversely affected, including in the following ways:

●
the Company may experience negative reactions from the financial markets, including negative impacts on the market price of its common shares;
●
the Company may experience negative reactions from its suppliers, distributors, vendors, customers or other third parties with whom it does business;
●
the Company may experience negative reactions from employees;
●
the Company will have incurred, and may continue to incur, significant costs relating to the Mergers, such as investment banking, legal, accounting and financial advisor fees and expenses, that it may not be able to recover;
●
the Company will have expended significant time and resources that could otherwise have been spent on its existing business or the pursuit of other opportunities without realizing any of the potential benefits associated with the Mergers; and
●
the Company may face litigation related to the failure to complete the Mergers or an enforcement proceeding with respect to its obligations under the BCA.

In addition, if the BCA is terminated and the Company seeks an alternative transaction, there can be no guarantee that it will be able to find or complete an alternative transaction on more attractive terms than the Mergers or at all.

The BCA restricts the Company’s business activities prior to the completion of the Mergers.

The BCA places certain restrictions on the operations of the Company and restricts the Company from taking certain other specified actions without the consent of XCF and Southern until the completion of the Mergers or the termination of the BCA. These restrictions, which could be in place for an extended period of time if the completion of the Mergers is delayed, could prevent the Company from pursuing attractive business opportunities that may arise prior to completion of the Mergers or from making appropriate changes to business or organizational structure. This could in turn adversely impact the Company’s results of operations, financial condition and cash flows.

The Mergers, including uncertainty regarding the Mergers, could disrupt the Company’s business relationships and adversely affect the Company’s ability to effectively manage its business.

As discussed above, the completion of the Mergers is subject to the satisfaction or waiver of several conditions. Many of these conditions are outside the Company’s control. Furthermore, each of the Company, XCF, and Southern have certain rights to terminate the BCA. Accordingly, there may be uncertainty regarding the completion of the Mergers. This uncertainty may cause customers, suppliers, vendors, strategic partners or other parties that have business relationships with the Company to delay or defer entering into contracts with, or making other decisions concerning, the Company or to seek to change or cancel existing business relationships with the Company, which could negatively affect the Company’s business regardless of whether the Mergers are ultimately completed. This could in turn adversely impact the Company’s results of operations, financial condition and cash flows.

The Mergers, regardless of whether they are completed, will continue to divert resources from ordinary operations, which could adversely affect the Company’s business.

The Company has diverted the attention of management and other resources to the Mergers. Whether or not the Mergers are completed, the pendency of the Mergers will continue to divert the attention of management and other resources from day-to-day operations to the completion of the Mergers. This diversion of management attention and other resources could adversely affect the Company’s ongoing business regardless of whether the Mergers are completed.

The Company has incurred and expects to continue to incur significant merger-related costs.

The Company has incurred and expects to continue to incur a number of non-recurring costs associated with negotiating and completing the Mergers. These costs and expenses have been, and will continue to be, significant. These costs and expenses include fees paid or payable to financial, legal and accounting advisors, potential employment-related costs, filing fees, printing expenses and other related charges. Some of these costs are payable by the Company regardless of whether the Mergers are completed. While the Company has assumed that a certain level of expenses would be incurred in connection with the Mergers, there are many factors beyond its control that could affect the total amount or the timing of these expenses. These costs and expenses could adversely impact the Company’s financial condition and liquidity.

Uncertainties associated with the Mergers could negatively impact the Company’s ability to attract, motivate and retain management personnel and other key employees.

Competition for qualified personnel can be intense. Current and prospective employees of the Company may experience uncertainty about their future role until strategies with regard to these employees are announced or executed, which may impair the Company’s ability to attract, retain and motivate key management, sales, marketing, and other personnel prior to completion of the Mergers. Employee retention may be particularly challenging as employees may experience uncertainty about their future roles with the combined company. If the Company is unable to retain personnel, including key management personnel, it could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs.

Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our common shares, negatively impact the price of our common shares and negatively impact our ability to raise additional capital.

On November 18, 2025, DevvStream Corp. received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that its net income from continuing operations had fallen below the minimum requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(3) and that the Company does not meet the alternatives of market value of listed securities or stockholders’ equity. In accordance with Nasdaq Listing Rule 5810(c)(2)(C), the Company has until January 2, 2026, which is 45 calendar days from the date the Notice was received, to provide Nasdaq with a plan to regain compliance with the Continued Listing Standards (the “Compliance Plan”).

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

Subsequently, on May 19, 2026, the Company appeared before the Panel at a hearing regarding the Company’s continued listing on Nasdaq. On May 20, 2026, due to the expiration of the Net Income Compliance Extension, the Company received formal notification that it has not regained compliance with the Net Income Requirement and that, accordingly, the Panel will consider the Net Income Deficiency in their decision regarding the Company’s continued listing on Nasdaq, in addition to considering the Company’s lack of compliance with the Minimum Bid Price Rule. In connection with the Panel’s review, the Company provided supplemental written submissions to Nasdaq on May 22, 2026 and June 10, 2026. The Company is currently awaiting a decision from the Panel.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than as disclosed in the Company’s Current Reports on Form 8-K, the Company.2

Item 3.
Defaults Upon Senior Securities

On May 28, 2026, Helena Global Investment Opportunities 1 Ltd. ("Helena"), the holder of the Company’s senior secured Convertible Promissory Note (the "Note"), delivered a Notice of Exclusive Control to the Company’s digital-asset custodian and asserted that an Event of Default had occurred under the Note, claiming a mandatory default amount of approximately $4.5 million. The Company disputed certain components of the asserted amount. On June 8, 2026, the Company and Helena entered into a Settlement Agreement and Mutual Release resolving all disputes relating to the Note. Under the settlement, the pledged digital-asset collateral (which was not liquidated and remains held at the custodian under Helena’s control) was credited against the Note at an agreed value of $2,600,000, the remaining principal balance of the Note was fixed at $1,000,000, and Helena delivered its irrevocable consent to the Company’s proposed business combination with XCF Global, Inc. and a permanent waiver of its related termination right. See Note 19, "Subsequent Events," to the condensed consolidated interim financial statements and the Company’s Current Report on Form 8-K filed June 8, 2026.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

During the quarter ended April 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.
Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

Exhibit Number	Description

2.1†	Business Combination Agreement, dated as of April 13, 2026, by and among the Company, XCF Global, Inc., Southern Energy Renewables Inc., DevvStream Merger Sub Inc., and Southern Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed on April 14, 2026).
3.1	Certificate of Continuance of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by DevvStream on November 13, 2024).
3.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by DevvStream on August 7, 2025).
3.3	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed by New PubCo on November 13, 2024).
10.1	Amendment No. 4 to the Strategic Partnership Agreement, dated November 28, 2025, between Devvio, Inc. and DevvStream, Inc. (f/k/a DevvESG Streaming, Inc.) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on November 3, 2025).

10.2	Securities Purchase Agreement, dated as of December 3, 2025, by and between the Company and EEME Energy SPV I LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on December 3, 2025).
10.3	Registration Rights Agreement, dated as of December 3, 2025, by and between the Company and EEME Energy SPV I LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the Company on December 3, 2025).
10.4	Form of Company Support & Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the Company on December 3, 2025).
10.5	Form of Southern Support & Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the Company on December 3, 2025).
10.6	Transaction Term Sheet, dated as of January 26, 2026, by and among XCF Global Inc., Southern Energy Renewables Inc., DevvStream Corp., and EEME Energy SPV I LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the Company on January 26, 2026).
10.7	Form of XCF Support & Lock-Up Agreement. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 14, 2026).
10.8	Form of DevvStream Support & Lock-Up Agreement. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on April 14, 2026).
10.9	Form of Southern Support & Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed on April 14, 2026).
10.10*	Preferred Stock Term Sheet, dated as of June 3, 2026, by and among DevvStream Corp. and EEME Energy SPV I LLC.
10.11*	Settlement Agreement dated as of June 8, 2026, by and among DevvStream Corp. and Helena Global Investment Opportunities 1 Ltd.
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of June, 2026.

DEVVSTREAM CORP.

/s/ David Goertz
Name:	David Goertz
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)